Form 10-Q
period 2025-09-30
Global Industry Products, Corp.
filed 2025-11-20
CIK 1466369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 333-290608

Global Industry Products, Corp.
(Exact name of registrant as specified in its charter)

Nevada	26-4281445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7770 Dean Martin Blvd., Suite 303 Las Vegas, NV	89139
(Address of principal executive offices)	(Zip Code)

(800) 662-2296

(Registrant’s telephone number, including area code)

______________________________________

(Former Address and phone of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
---	---	---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 19, 2025, there were 22,533,783 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL INDUSTRY PRODUCTS, CORP.
BALANCE SHEETS

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$210,871	$339,139
Accounts receivables, net	296,647	350,891
Inventory, net	835,482	965,960
Other current assets	32,012	30,357
Total current assets	$1,375,012	$1,686,347
LONG-TERM ASSETS
Property and equipment, net	$44,923	$66,273
Intangible Assets, net	227,943	232,632
Right of use assets, net	954,976	101,240
Other long-term assets	94,696	73,791
TOTAL ASSETS	$2,697,550	$2,160,283

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$140,784	$103,763
Lease liabilities-short term	293,053	100,777
Current maturities of long-term debt	24,125	32,645
Notes payable - related party	—	—
Other current liabilities	5,219	14,487
Total Current liabilities	$463,181	$251,672
OTHER LIABILITIES
Lease liabilities-long term	$660,562	$—
Long-term debt	146,494	156,156
Other long term liabilities	975	974
TOTAL LIABILITIES	$1,271,212	$408,802
EQUITY
Preferred stock $0.001 par value, 10,000,000 shares of authorized, 163,724 and 273,724 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	$164	$274
Common stock $0.001 par value, 190,000,000 shares of authorized, 22,533,783 and 22,423,783 issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	22,534	22,424
Additional paid-in capital	5,812,356	5,812,356
Accumulated deficit	(4,408,716)	(4,083,573)
TOTAL EQUITY	$1,426,338	$1,751,481
TOTAL LIABILITIES AND EQUITY	$2,697,550	$2,160,283

GLOBAL INDUSTRY PRODUCTS, CORP.
STATEMENT OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
REVENUE
Revenue	$610,184	$793,735	$2,250,438	$2,374,554
Net revenue	$610,184	$793,735	$2,250,438	$2,374,554
COST OF REVENUE
Cost of revenue	$427,538	$545,780	$1,587,764	$1,652,117
Total Cost of revenue	$427,538	$545,780	$1,587,764	$1,652,117
GROSS PROFIT	$182,646	$247,955	$662,674	$722,437

OPERATING EXPENSES
Selling, general and administrative expense	$277,149	$302,318	$914,631	$968,811
Total Operating Expenses	$277,149	$302,318	$914,631	$968,811

OTHER INCOME/EXPENSE
Moving Expense (1)	$(893)	$—	$(79,610)	$—
Other income (expense)	1,417	2,373	6,425	4,486
Total Other Income (Expense)	$524	$2,373	$(73,185)	$4,486

Net (loss) before income tax provision	$(93,979)	$(51,990)	$(325,142)	$(241,888)

NET (LOSS)	$(93,979)	$(51,990)	$(325,142)	$(241,888)

(Loss) per share - basic and diluted	$(0.0042)	$(0.0023)	$(0.0144)	$(0.0107)

Weighted average number of shares outstanding - basic and diluted	22,533,783	22,533,783	22,533,783	22,533,783

(1)	Expenses related to moving Company’s offices and warehouses to a new lease location. See Note 6

GLOBAL INDUSTRY PRODUCTS, CORP.
STATEMENT OF CHANGES OF STOCKHOLDERS’ EQUITY

	Preferred Stock Series “A”		Preferred Stock Series “F”		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
Balance December 31, 2023	110,000	$110	163,724	$164	22,423,783	$22,424	$5,497,389	$(3,800,655)	$1,719,432
Net Loss	—	—	—	—	—	—	—	(111,965)	(111,965)
Shares returned to treasury	—	—	—	—	(1,400,000)	—	—	—
Shares issued	—	—	—	—	1,400,000	—	315,001	—	315,001
Balance March 31, 2024	110,000	$110	163,724	$164	22,423,783	$22,424	$5,812,390	$(3,912,620)	$1,922,468
Net Loss	—	—	—	—	—	—	—	(77,933)	(77,933)
Balance June 30, 2024	110,000	$110	163,724	$164	22,423,783	$22,424	$5,812,390	$(3,990,553)	$1,844,535
Net Loss	—	—	—	—	—	—	—	(51,990)	(51,990)
Balance September 30, 2024	110,000	$110	163,724	$164	22,423,783	$22,424	$5,812,390	$(4,042,543)	$1,792,545

Balance December 31, 2024	110,000	$110	163,724	$164	22,423,783	$22,424	$5,812,356	$(4,083,573)	$1,751,481
Net Loss	—	—	—	—	—	—	—	(118,007)	(118,007)
Balance March 31, 2025	110,000	$110	163,724	$164	22,423,783	$22,424	$5,812,356	$(4,201,580)	$1,633,474
Net Loss	—	—	—	—	—	—	—	(113,156)	(113,156)
Balance June 30, 2025	110,000	$110	163,724	$164	22,423,783	$22,424	$5,812,356	$(4,314,737)	$1,520,317
Net Loss	—	—	—	—	—	—	—	(93,979)	(93,979)
Conversion of shares to common stock	(110,000)	(110)	—	—	110,000	110	—	—	—
Balance September 30, 2025	—	—	163,724	—	22,533,783	$22,534	$5,812,356	$(4,408,716)	$1,426,338

GLOBAL INDUSTRY PRODUCTS, CORP.
STATEMENTS OF CASH FLOW
	For Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net (Loss)	$(325,142)	$(241,888)
Adjustments to reconcile Net Income (Loss) to net cash provided by operations:
Depreciation and amortization	41,754	50,711
Changes in operating assets and liabilities
Accounts Receivables	54,244	176,186
Inventory	130,479	204,680
Right of use Assets	(853,736)	144,875
Deposits and other current assets	(22,222)	28,414
Accounts payables	211,509	(212,363)
Lease liabilities	650,900	(44,733)
Cash (Used In) / Generated From Operating Activities	$(112,215)	$105,882

Cash Flows From Investing Activities:
Purchases of equipment	$—	$(3,064)
Purchase of intangible assets	(15,715)	(26,206)
Due received from related parties
Cash (Used In) Investing Activities	$(15,715)	$(29,271)

Cash Flows From Financing Activities:
Proceeds from issuance of shares	$—	$307,913
Dividends paid	—	7,088
Repayment of loan - unrelated parties	(337)	—
Repayment of loan - related parties	—	—
Proceeds from loans from related parties	—	(40,000)
Cash (Used In) / Generated From Financing Activities	$(337)	$275,000

Net (Decrease) Increase in Cash	$(128,267)	$351,611
Cash at Beginning of Period	339,139	35,314
Cash at End of Period	$210,872	$386,925

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$941	$2,221
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Present value of initial lease liability and right-of-use asset	$954,976	$390,138

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Industry Products, Corp., a Nevada corporation, diversified distributor of non-durable products to the Casino and retail industries, and a product innovator and marketer of products worldwide.

Basis of presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales (or revenues) and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that estimates made as of the date of the financial statements could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include, but are not limited to, revenue recognition, allowance for doubtful accounts, recognition and measurement of income tax assets, valuation of share-based compensation, and the valuation of net assets acquired.

Revenue Recognition

The Company sells products to a diversified base of customers and has no material concentration of credit risk or significant payment terms extended to customers. The majority of customer arrangements contain a single performance obligation to transfer goods. Revenue is recognized when control of goods has transferred to customers. For most of the Company’s customer arrangements, control transfers to customers at a point in time when goods/services have been delivered, as that is generally when the legal title, physical possession, and risks and rewards of goods/services transfer to the customer.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts receivables, net

Trade receivables arise from granting credit to customers in the normal course of business, are unsecured, and are presented net of an allowance for doubtful accounts. The allowance is based on several factors, including the length of time the receivable is past due, the Company’s previous loss history, the customer’s current ability to pay, and the general condition of the economy and industry as a whole. Depending on the customer, payment is due between 30 and 90 days after the customer receives an invoice. When all collection efforts have been exhausted, the accounts are written off. Historically, the Company has suffered significant losses concerning its trade receivables.

Inventories

Inventories, which consist of purchased components for resale, are valued at the lower of average cost (which approximates the first-in, first-out method) and net realizable value. Given the nature of the non-durable goods of the Company inventory product mix and long shelf life, the Company rarely reduces the carrying value of inventory for slow-moving items but does reduce the carrying value of inventory for shrinkage and obsolete items.

Long-lived assets

Property, plant and equipment are recorded at cost and presented net of accumulated depreciation. Major additions and improvements are capitalized, while maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed. Property, plant and equipment are normally depreciated on a straight-line basis over their estimated useful lives.

Definite-lived intangible assets arising from asset acquisitions include intellectual property, patents, trademarks, and product development.  These assets are amortized on a systematic and rational basis (generally straight-line) that represents the asset's use. Definite-lived intangible assets are amortized over the estimated period during which the asset is expected to contribute directly or indirectly to future cash flow.

Fully depreciated PPE other are retained in PPE and accumulated depreciation accounts until disposal. Upon disposal, assets and related accumulated depreciation are removed from the accounts, and the net amount, less proceeds from disposal, is charged or credited to operations. Definite-lived intangible assets are removed from their respective gross asset and accumulated amortization accounts when they are no longer used.

Concentration of business and credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash held by the Company in financial institutions may exceed the federally insured limit of $250,000 at certain times. As of September 30, 2025, the Company held cash and cash equivalents of $228,259. These funds are maintained with financial institutions of high credit quality, and the Company regularly monitors credit risk exposure.

No customer sales accounted for more than 14% in 2024 and 2025.

Bad Debt Recognition

The allowance for doubtful accounts is calculated by multiplying the receivable balance in the various aging categories by a reserve rate. A higher reserve rate is applied to older receivables because those receivables are less likely to be collected.

Fair value of financial instruments

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and assumptions that market participants would use when pricing the asset or liability.

ASC Topic 820, Fair Value Measurements and Disclosures provides a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The level in the hierarchy within which the fair value measurement in its entirety falls is based upon the lowest level of input that is significant to the fair value measurement as follows:

         Level 1 — inputs are based upon unadjusted quoted prices for identical assets or liabilities traded in active markets.

        Level 2 — inputs are based upon quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

        Level 3 — inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined by using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

Assets measured at fair value on a non-recurring basis include goodwill, and tangible and intangible assets. Such assets are reviewed annually for impairment indicators. If a triggering event has occurred, the assets are re-measured when the estimated fair value of the corresponding asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (Level 3).

The carrying amounts of the Company’s financial instruments, which include accounts receivable, accounts payable and accrued expenses and debt at floating interest rates, approximate their fair values, principally due to their short-term nature, maturities or nature of interest rates.

Advertising and vendor considerations

Advertising costs are expensed as incurred.

Segment reporting

The Company operates as a single operating segment. The Chief Executive Officer, who is the chief operating decision maker, manages the Company as a single profit center to promote collaboration, provide comprehensive service offerings across the entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services is discussed to promote an understanding of the Company’s business, the chief operating decision-maker manages the Company and allocates resources at the consolidated level.

Inventory

Inventory is held for resale and is stated at the lower of cost or market. U.S. merchandise inventories are valued by using the Average Cost Method. The Company believes the Average Cost Method more fairly presents the results of operations due to the numerous vendors for the same product and the incremental changes in cost not reflected in revenue pricing increases.

Inventory Reserve Account

The company’s inventory mainly consists of non-durable goods, all of which are in marketable condition. Despite this readiness for sale, a portion of the inventory remains unsold, primarily resulting from insufficient market demand among the company’s customer base. This lack of demand can be attributed to various factors, including changing consumer preferences, increased competition, or economic conditions that limit customers' purchasing power. To address this issue, the company analyzes market trends and customer behaviors to better align its inventory with consumer needs. The Inventory Reserve account is drawn from historical sales data to the percentage of inventory that typically remains unsold, damaged, or becomes obsolete, while considering current market conditions, customer demand, and product lifecycles when estimating the percentage.

NOTE 2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred an accumulated deficit amounting to $ (4,408,716) as of September 30, 2025, which includes net operating losses for the nine months ended September 30, 2025, of $ (325,424). Due to our negative accumulated net losses, there may exist substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to focus on expanding market reach, launching new product lines, and implementing targeted marketing initiatives to drive sales growth. Including a resent license agreement for the companies IP in the Europe and Asia marketplace is intended to mitigate the conditions that have raise substantial doubt about the entity’s ability to continue as a going concern.

While recently operating losses have been experienced, management believes the company's core business remains viable and is actively implementing cost-reduction measures to improve profitability.

Based on evaluation of the above factors and the management actions outlined, we believe that the company has a reasonable ability to continue as a going concern and meet its obligations in the foreseeable future.

NOTE 3. RESTATEMENT

The Company identified errors in its accounting for historical Common stock equity issuance. The Company understated the total number of outstanding common shares by 163,724 reported on the Balance Sheet and the Statement of Shareholders’ Equity. The error resulted in a $164 understatement of common stock par value and a corresponding overstatement of additional paid in capital. Therefore, reported common shares of 22,260,059 shares have been restated to 22,423,783 shares with corresponding adjustment of $164 in common stock par value and additional paid in capital. The common share totals used in earning per share calculations were correct.

The effect of the restatement of the Balance Sheets for December 31, 2024, is as follows:

	As Previously Reported	Restated	Effect of the Restatement
	December 31, 2024	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$339,139	$339,139	$—
Accounts receivables, net	350,891	350,891	—
Inventory, net	965,960	965,960	—
Other current assets	30,357	30,357	—
Total current assets	$1,686,347	$1,686,347	$—
LONG-TERM ASSETS
Property and equipment, net	$66,273	$66,273	$—
Intangible Assets, net	232,632	232,632	—
Right of use assets, net	101,240	101,240	—
Other long-term assets	73,791	73,791	—
TOTAL ASSETS	$2,160,283	$2,160,283	$—

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$103,763	$103,763	$—
Lease liabilities-short term	100,777	100,777	—
Current maturities of long-term debt	32,645	32,645	—
Notes payable - related party	—	—	—
Other current liabilities	14,487	14,487	—
Total Current liabilities	$251,672	$251,672	$—
OTHER LIABILITIES
Lease liabilities-long term	$—	$—	$—
Long-term debt	156,156	156,156	—
Other long term liabilities	974	974	—
TOTAL LIABILITIES	$408,802	$408,802	$—
EQUITY
Preferred stock $0.001 par value, 10,000,000 shares of authorized, 273,724 issued and outstanding	$274	$274	$—
Common stock $0.001 par value, 190,000,000 shares of authorized, 22,423,783 issued and outstanding	22,260	22,424	164
Additional paid-in capital	5,812,520	5,812,356	(164)
Accumulated deficit	(4,083,573)	(4,083,573)	—
TOTAL EQUITY	$1,751,481	$1,751,481	$—
TOTAL LIABILITIES AND EQUITY	$2,160,283	$2,160,283	$—

The effect of the restatement of the Statement of Changes in Stockholders’ Equity for December 31, 2024, is as follows:

	Preferred Stock Series “A”		Preferred Stock Series “F”		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
Balance - December 31, 2022	110,000	$110	163,724	$164	22,260,059	$22,260	$5,497,664	$(3,762,488)	$1,757,710
Restatement adjustment	—	—	—	—	163,724	164	(164)	—	—
Net Loss	—	—	—	—	—	—	—	(38,167)	(38,167)
Dividends Paid	—	—	—	—	—	—	(111)	—	(111)
Balance - December 31, 2023	110,000	$110	163,724	$164	22,423,783	$22,424	$5,497,389	$(3,800,655)	$1,719,432
Net Loss	—	—	—	—	—	—	—	(282,919)	(282,919)
Shares returned to treasury	—	—	—	—	(1,400,000)	—	—	—	—
Shares Issued	—	—	—	—	1,400,000	—	315,001	—	315,001
Dividends Paid	—	—	—	—	—	—	(34)	—	(34)
Balance - December 31, 2024	110,000	$110	163,724	$164	22,423,783	$22,424	$5,812,356	$(4,083,573)	$1,751,481

NOTE 4. INTANGLIBLE ASSETS, NET

Definite-lived intangible assets, patents, and product development costs are included in intangible assets on the balance sheets and are amortized on a straight-line basis over their estimated lives, which approximates the pattern of expected economic benefit.

Goodwill represents the excess of acquisition cost over the fair value of the net assets acquired and is subject to amortization. The Company reviews goodwill annually in the fourth quarter for impairment or when circumstances indicate that the carrying value may exceed the fair value.

	Estimated Life	September 30, 2025	December 31, 2024
Intellectual Property	15	$272,825	$258,369
Product Development	5	163,418	162,159
Goodwill	15	50,000	50,000
		$486,243	$470,528
Accumulated amortization		(258,300)	(237,896)
Intangible Assets, net		$227,943	$232,632

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are stated at cost. Depreciation expense is computed primarily using the straight-line method over estimated useful lives. Leasehold improvements made after the beginning of the initial lease term are depreciated over the shorter of the estimated useful life of the asset or the remaining term of the initial lease plus any renewals that are reasonably certain at the date the leasehold improvements are made.

Property, plant and equipment, stated at cost, consisted of the following:

	Estimated Life	September 30, 2025	December 31, 2024
Leasehold improvements	5	$22,829	$22,829
Equipment & fixtures	5-7	83,098	83,098
Trucks and delivery vehicles	5	155,408	155,408
		$261,336	$261,336
Accumulated depreciation		(216,413)	(195,063)
Property and equipment, net		$44,923	$66,273

NOTE 6. TAXES

Income taxes are accounted for under the asset and liability method pursuant to ASC Topic 740, Income Taxes (ASC 740), whereby deferred tax assets and liabilities are recognized for the expected future consequences attributable to the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carryforwards. A valuation allowance is recorded on gross deferred tax assets when it is “more likely than not” that such asset will not be realized. When evaluating the realizability of deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings. The Company reviews its deferred tax assets on a quarterly basis to determine if a valuation allowance is required based upon these factors. Changes in the Company’s assessment of the need for a valuation allowance could give rise to a change in such allowance, potentially resulting in additional expense or benefit in the period of change.

The Company’s income tax provision or benefit includes U.S. federal, state and local income taxes and is based on pre-tax income or loss. In determining the annual effective income tax rate, the Company analyzed various factors, including its annual earnings and taxing jurisdictions in which the earnings were generated, the impact of state and local income taxes, and its ability to use tax credits and net operating loss carry forwards.

Under ASC 740, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Company analyzes its tax filing positions in all of the U.S. federal, state, local, and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a liability is established in the consolidated financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax positions in the provision for income taxes.

The Company cannot determine the sustained tax loss benefit and has not made a provision to recognize any benefit from the prior period's tax losses, although such benefit may exist.

The Company’s income tax returns are subject to examination by federal and state authorities in accordance with prescribed statutes.

NOTE 7. STATEMENT OF OPERATIONS – MOVING EXPENSE

The Company elected not to renew the property lease located at 6615 Escondido St. Suite C; Las Vegas, NV 89119 and relocated the Company’s operations to 7777 Dean Martin Dr. Suite 303; Las Vegas, NV 89119 on May 1, 2025. The relocation of the Company’s warehouse and office space resulted in a non-operating expense of $78,716. The Company expects no future moving expenses related to the relocation to the Company’s current warehouse and office space.

NOTE 8. EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. The Company computes Basic EPS by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all diluted potential common shares outstanding during the period using the treasury stock method and convertible notes and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and convertible preferred stock. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

	For Nine Months Ended September 30,
	2025	2024
Net Income (Loss) computation of basic and diluted per common share:
Net loss attributable to common and common equivalent stockholders	$(325,142)	$(241,888)

Basic and diluted net income (loss) per share:
Basic and diluted net loss per common and common equivalent shares	$(0.0144)	$(0.0107)
Basic and diluted weighted average common and common equivalent shares outstanding	22,533,783	22,533,783

Potential dilutive securities that are not included in the calculations of diluted net loss per share because their effect is anti-dilutive are as follows as of December 31st (in common equivalent shares):

Outstanding Warrants	September 30, 2025	December 31, 2024
Warrants	2,738,605	2,738,605

NOTE 9. COMMITMENTS AND CONTINGENCIES

Leases

The Company determines if an arrangement is or contains a lease at contract inception. In arrangements that involve an identified asset, there is also judgment in evaluating if we have the right to direct the use of that asset.

Operating leases are recorded in our balance sheet. Right-of-use (“ROU”) assets and lease liabilities are measured at the lease commencement date based on the present value of the remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date.

Finance lease right-of-use assets are included in property, plant, and equipment, net, and finance lease liabilities are included in other current liabilities and other liabilities on the consolidated balance sheets.

Office Lease

On December 4, 2019, the Company executed a non-cancellable lease in a warehouse complex for a monthly base rent of $21,460, with a 3% annual increase and initial cams of $4,442.63. The lease commenced on May 1, 2020, and extends for a term of five years, to expire on April 30, 2025. On May 1, 2025, the Company executed a non-cancellable lease in a warehouse complex at a new location at 7770 Dean Martin Dr.; Las Vegas, NV 89139 for a base rent of $16,390.00, $19,668.00, $23,437.70, $23,437.70 and $23,437,70 for May 2025, June 2025, July 2025, August 2025 and September 2025 respectively. Base rent increased to $24,421 beginning on October 1, 2025, with a 4.3% annual increase and initial cams of $4,442.63. The lease will expire on October 31, 2028. The rent is payable on the first day of each month. The Company recorded an initial lease liability and right-of-use asset of $1,059,987 on May 1, 2025.

The Company reported the following summary of non-cancellable operating leases in accordance with the provisions of ASC 842 Topic 842 “Leases” as follows:

Summary of Non-Cancellable Operating Leases:

Office and Warehouse Lease	September 30, 2025	December 31, 2024

Right-of-use asset, net	$954,976	$101,240

Current lease liabilities	293,053	100,777
Non-current lease liabilities	660,562	—
Total operating lease liabilities	$953,615	$100,777

Related Party - Notes

On May 18, 2022, the Company entered into an agreement to borrow $66,557 at an interest rate of 9.95% from its CEO, Mr. Wright, to acquire a 2012 Freightliner truck for product deliveries. The agreement is an on-demand note. Mr. Wright is the recorded lienholder on the vehicle’s title and has received monthly with a remaining balance of $31,479 and $15,363, on December 31, 2024, and September 30, 2025, respectively.

From time to time, the Company may provide, at its discretion, payroll advances to its employees as part of its normal operating activities. Employees who request a payroll advance must sign a written agreement to repay any advance in whole or in part through future payroll advances to conform with Nevada state law.

Related Party - Contractor

The Company has an at-will agreement with Advance Construction Technologies International, LLC, to provide computer support and warehouse inventory controls.

NOTE 10.  STOCKHOLDERS’ EQUITY, UNPAID DIVIDENDS AND WARRANTS

The Company’s capitalization on September 30, 2024, December 31, 2025, and September 30, 2025, was 190,000,000 authorized common shares with a par value of $0.001 per share and 10,000,000 authorized preferred shares with a par value of $0.001 per share.

The Company’s Class “A” Convertible Preferred Shares have an accrued undeclared dividend payable at a rate of 10.5% and will convert to an equal number of common shares upon filing a registration statement with the Securities and Exchange Commission.

The Company’s Class “F” Preferred Shares were available exclusively to current shareholders as a set with an equivalent number of common shares. The preferred shares are non-voting and will share, as a class, in 4% of the future gross profit generated from the company's Fitboxr and Smack-Out product lines until the total dividends paid to this class of shares reach $159,352. As of September 30, 2025, the company holds an undeclared dividend liability amounting to $157,771, which represents the remaining dividends payable to shareholders of Class “F” Preferred Shares. Once commitments for the unpaid dividends associated with the Class “F” preferred shares are fulfilled, these preferred shares will be retired.

Dividends

	Undeclared Dividends	Undeclared Dividends
	September 30, 2025	December 31, 2024
Class “A” Convertible Preferred Shares 10.5%, Voting	$106.838	$99,750
Class “F” Preferred Shares 4%, Non-voting	$157,771	$157,771

Warrants

There are outstanding 1,222,313 Warrants that entitle holders to receive, upon exercise, one common share per warrant for $2 per share, 390,680 Warrants that entitle holders to receive, upon exercise, one common share per warrant for $3 per share, and 1,125,612 Warrants that entitle holders to receive, upon exercise, one common share per warrant for $4 per share. All outstanding warrants expire on October 30, 2026.

The Board of Directors, without further approval of its stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any series. Issuances of shares of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of our Common Stock and other series of Preferred Stock then outstanding.

NOTE 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

Beneficial Owners

The following table and footnotes thereto sets forth information regarding the number of shares of Stock beneficially owned by (i) each director and named executive officer of our Company, (ii) named executive officers, executive officers, and directors of the Company as a group, and (iii) each person known by us to be the beneficial owner of 5% or more of our issued and outstanding shares of Common Stock. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 22,533,783 shares of voting Stock outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of our named executive officers and directors in the following table is: 7770 Dean Martin Dr., Suite 303, Las Vegas NV 89139.

Named Executive Officers and Directors’ (1,2)	Shareholdings	Percent(2)
Chester Wright III (3)	8,022,000	35.600%
Spencer Fisher	1,015,000	4.500%
Catherine Wilkinson (4)	90,000	0.004%
Executive Officers, Named Executive Officers, and Directors as a Group	9,127,000	46.100%

5% Beneficial Holders (Not Named Above)	None

__________

Footnotes

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, people share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report.
(2)	Does not include outstanding warrants. Named Executive Officers and Directors are not holders of any outstanding warrant.
(3)	On June 20, 2025, Catherine Wilkinson was added to replace Arkady Zalan as a member of the Board of Directors.
(4)	On September 20, 2025, Chester Wright conveyed 268,000 shares that he held jointly with his two children to such children, reducing him to 35.60% including beneficial ownership.

Changes in Control

There are no arrangements known to us, the operation of which may at a subsequent date result in a change in control of the Company.

NOTE 12. SUBSEQUENT EVENTS

In accordance with ASC 855-10, management has evaluated subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Associated Risks.

This Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2025, we had an accumulated deficit totaling ($4,408,716). This raises substantial doubts about our ability to continue as a going concern.

Results of Operations

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024

During the three months ended September 30, 2025, we recognized total revenues of $610,184 compared to the prior period of $793,735. The decrease is largely attributable to revenue focus being lessened during a move to a new warehouse.

Gross profit for the three months ended September 30, 2025 was $182,646 compared to $247,955 for the prior period. The decrease is largely attributable to a sales decrease.

During the three months ended September 30, 2025, we recognized $277,149 in operating expenses compared to $302,318 for the prior period. The change was in large part attributable to reduced sales and costs thereof.

Other Income (Expense) for the three months ended September 30, 2025 was $524 compared to $2,373 for the three months ended September 30, 2024.  Expenses related to moving the Company’s offices and warehouses to a new lease location contributed to the difference.

During the three months ended September 30, 2025, we recognized a net income (loss) of ($93,979) versus a loss of ($51,990) for the prior period. The difference mainly is lower seasonal sales activity and costs of audits for our registration.

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

During the nine months ended September 30, 2025, we recognized total revenues of $2,250,438 compared to the prior period of $2,374,554. The decrease is largely attributable to slightly lower seasonal sales in the current period.

Gross profit (loss) for the nine months ended September 30, 2025 was $662,674 compared to $722,437 for the prior period. The decrease is largely attributable to a sales decrease.

During the nine months ended September 30, 2025, we recognized $914,631 in operating expenses compared to $968,811 for the prior period. The change was in large part attributable to lower expenses related to reduced revenues.

Other Income (Expense) for the nine months ended September 30, 2025 was ($73,185) compared to $4,486 for the nine months ended September 30, 2024.  Moving expenses contributed to the difference.

During the nine months ended September 30, 2025, we recognized a net income (loss) of ($325,142) versus a loss of ($241,888) for the prior period. The difference is largely attributable to a decrease in sales revenue, some moving related expenses and disruption, and audit costs for registration.

Liquidity and Capital Resources

As of September 30, 2025, we had a working capital surplus and cash of $210,871, as compared to a working capital surplus and cash of $339,139  as of December 31, 2024. The working capital surplus continues primarily due to the revenue continuing and net accounts receivable during 2025 as compared to 2024, with a slight decrease from 2024 to the nine months in 2025 in positive working capital.

During the nine months ended September 30, 2025, the Company used ($112,215) of cash for operating activities as compared to $105,882 of cash for operating activities used for the nine months ended September 30, 2024, which includes an increase in accounts payable of $211,509 in 2025 compared to ($212,363) as of September 30, 2025 and 2024, respectively.

Cash flows used in investing activities were ($15,715) and ($29,271), respectively, for the nine months ended September 30, 2025 and 2024, respectively.

Cash flows from financing activities were ($337) and $275,000 as of September 30, 2025 and 2024, respectively. The decrease was due to no issuance of shares or dividends for the nine months ended September 30, 2025.

While management of the Company believes that the Company will be successful in its current and planned activities, there can be no assurance that the Company will be successful in obtaining sufficient revenues from our planned operations and raise sufficient equity, debt capital or strategic relationships to sustain the operations and future business of the Company.

Our ability to create sufficient working capital to sustain us over the next twelve-month period, and beyond, is dependent on our raising additional equity or debt capital.

There can be no assurance that sufficient capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Revenue Recognition

The Company sells products to a diversified base of customers and has no material concentration of credit risk or significant payment terms extended to customers. The majority of customer arrangements contain a single performance obligation to transfer goods. Revenue is recognized when control of goods has transferred to customers. For most of the Company’s customer arrangements, control transfers to customers at a point in time when goods/services have been delivered, as that is generally when the legal title, physical possession, and risks and rewards of goods/services transfer to the customer.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts receivables, net

Trade receivables arise from granting credit to customers in the normal course of business, are unsecured, and are presented net of an allowance for doubtful accounts. The allowance is based on several factors, including the length of time the receivable is past due, the Company’s previous loss history, the customer’s current ability to pay, and the general condition of the economy and industry as a whole. Depending on the customer, payment is due between 30 and 90 days after the customer receives an invoice. When all collection efforts have been exhausted, the accounts are written off. Historically, the Company has suffered significant losses concerning its trade receivables.

Inventories

Inventories, which consist of purchased components for resale, are valued at the lower of average cost (which approximates the first-in, first-out method) and net realizable value. Given the nature of the non-durable goods of the Company inventory product mix and long shelf life, the Company rarely reduces the carrying value of inventory for slow-moving items but does reduce the carrying value of inventory for shrinkage and obsolete items.

Long-lived assets

Property, plant and equipment are recorded at cost and presented net of accumulated depreciation. Major additions and improvements are capitalized, while maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed. Property, plant and equipment are normally depreciated on a straight-line basis over their estimated useful lives.

Definite-lived intangible assets arising from asset acquisitions include intellectual property, patents, trademarks, and product development.  These assets are amortized on a systematic and rational basis (generally straight-line) that represents the asset's use. Definite-lived intangible assets are amortized over the estimated period during which the asset is expected to contribute directly or indirectly to future cash flow.

Fully depreciated PPE other are retained in PPE and accumulated depreciation accounts until disposal. Upon disposal, assets and related accumulated depreciation are removed from the accounts, and the net amount, less proceeds from disposal, is charged or credited to operations. Definite-lived intangible assets are removed from their respective gross asset and accumulated amortization accounts when they are no longer used.

Concentration of business and credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash held by the Company in financial institutions may exceed the federally insured limit of $250,000 at certain times. As of September 30, 2025, the Company held cash and cash equivalents of $210,871. These funds are maintained with financial institutions of high credit quality, and the Company regularly monitors credit risk exposure.

No customer sales accounted for more than 14% in 2024 and 2025.

Bad Debt Recognition

The allowance for doubtful accounts is calculated by multiplying the receivable balance in the various aging categories by a reserve rate. A higher reserve rate is applied to older receivables because those receivables are less likely to be collected.

Fair value of financial instruments

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and assumptions that market participants would use when pricing the asset or liability.

ASC Topic 820, Fair Value Measurements and Disclosures provides a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The level in the hierarchy within which the fair value measurement in its entirety falls is based upon the lowest level of input that is significant to the fair value measurement as follows:

         Level 1 — inputs are based upon unadjusted quoted prices for identical assets or liabilities traded in active markets.

        Level 2 — inputs are based upon quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

        Level 3 — inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined by using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

Assets measured at fair value on a non-recurring basis include goodwill, and tangible and intangible assets. Such assets are reviewed annually for impairment indicators. If a triggering event has occurred, the assets are re-measured when the estimated fair value of the corresponding asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (Level 3).

The carrying amounts of the Company’s financial instruments, which include accounts receivable, accounts payable and accrued expenses and debt at floating interest rates, approximate their fair values, principally due to their short-term nature, maturities or nature of interest rates.

Advertising and vendor considerations

Advertising costs are expensed as incurred.

Segment reporting

The Company operates as a single operating segment. The Chief Executive Officer, who is the chief operating decision maker, manages the Company as a single profit center to promote collaboration, provide comprehensive service offerings across the entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services is discussed to promote an understanding of the Company’s business, the chief operating decision-maker manages the Company and allocates resources at the consolidated level.

Inventory

Inventory is held for resale and is stated at the lower of cost or market. U.S. merchandise inventories are valued by using the Average Cost Method. The Company believes the Average Cost Method more fairly presents the results of operations due to the numerous vendors for the same product and the incremental changes in cost not reflected in revenue pricing increases.

Inventory Reserve Account

The company’s inventory mainly consists of non-durable goods, all of which are in marketable condition. Despite this readiness for sale, a portion of the inventory remains unsold, primarily resulting from insufficient market demand among the company’s customer base. This lack of demand can be attributed to various factors, including changing consumer preferences, increased competition, or economic conditions that limit customers' purchasing power. To address this issue, the company analyzes market trends and customer behaviors to better align its inventory with consumer needs. The Inventory Reserve account is drawn from historical sales data to the percentage of inventory that typically remains unsold, damaged, or becomes obsolete, while considering current market conditions, customer demand, and product lifecycles when estimating the percentage.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer/principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Due to the lack of personnel and outside directors, management concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Company anticipates that with further resources, the Company will expand both management and the board of directors with additional officers and independent directors in order to provide sufficient disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. We anticipate that we (including current and any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations.

ITEM 1A. RISK FACTORS

No Material Changes in Risk Factors since the disclosure contained in the Form S-1 filed on September 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

As disclosed in our Registration Statement on Form S-1 filed on September 30, 2025, we have authorized issuing 110,000 common shares to two non-affiliates pursuant to conversion of Series A Preferred Convertible Stock upon the filing of the Registration Statement as an exempt offering under Section 4(a)2 of the Securities Act of 1933.  Otherwise, we have not sold unregistered securities in the past 2 years without registering the securities under the Securities Act of 1933.

Exemption From Registration Claimed

All of the above sales by us of our unregistered securities were made by us in reliance upon Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were primarily existing shareholders, known to us and our management, through pre-existing business relationships, as long-standing business associates and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to our management in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL INDUSTRY PRODUCTS, CORP.
(Registrant)

Dated: November 20, 2025	By:	/s/ Chester I. Wright, III
Chester I. Wright, III
(Chief Executive Officer, Principal Executive Officer)

Dated: November 20, 2025	By:	/s/ Chester I. Wright, III
Chester I. Wright, III
(Chief Financial Officer, Principal Accounting Officer)

