Form 10-Q/A
period 2025-09-30
Global Industry Products, Corp.
filed 2026-02-04
CIK 1466369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

___________________________________________________________________________________________

EXPLANATORY NOTE

This is an Amendment No. 1 to the Form 10-Q filed by Global Industry Products, Corp. (the “Company”). The Form 10-Q was originally filed by the Company on November 20, 2025. The purpose of this Amendment No. 1 is to (i) amend the Consolidated Statements of Stockholders’ Deficit for the three and nine months ended September 30, 2025 and September 30, 2024 (Unaudited), (ii) the Consolidated Statements of Cash Flow, (iii) Note 1 of the Financial Statements, and (iv) Item 2. Management’s Discussion and Analysis of Financial condition and Results of Operations. The Company has also updated the signature page, the certifications of its Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1, and 32.2, and its financial statements formatted in Extensible Business Reporting Language (XBRL). No other sections were affected, but for the convenience of the reader, the report on Form 10-Q/A restates in its entirety, as amended, the Company’s Original Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL INDUSTRY PRODUCTS, CORP.
BALANCE SHEETS

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$210,871	$339,139
Accounts receivables, net	296,647	350,891
Inventory, net	835,482	965,960
Other current assets	32,012	30,357
Total current assets	$1,375,012	$1,686,347
LONG-TERM ASSETS
Property and equipment, net	$44,923	$66,273
Intangible Assets, net	227,943	232,632
Right of use assets, net	954,976	101,240
Other long-term assets	94,696	73,791
TOTAL ASSETS	$2,697,550	$2,160,283

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$140,784	$103,763
Lease liabilities-short term	293,053	100,777
Current maturities of long-term debt	24,125	32,645
Notes payable - related party	—	—
Other current liabilities	5,219	14,487
Total Current liabilities	$463,181	$251,672
OTHER LIABILITIES
Lease liabilities-long term	$660,562	$—
Long-term debt	146,494	156,156
Other long term liabilities	975	974
TOTAL LIABILITIES	$1,271,212	$408,802
EQUITY
Preferred stock $0.001 par value, 10,000,000 shares of authorized, 163,724 and 273,724 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	$164	$274
Common stock $0.001 par value, 190,000,000 shares of authorized, 22,533,783 and 22,423,783 issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	22,534	22,424
Additional paid-in capital	5,812,356	5,812,356
Accumulated deficit	(4,408,716)	(4,083,573)
TOTAL EQUITY	$1,426,338	$1,751,481
TOTAL LIABILITIES AND EQUITY	$2,697,550	$2,160,283

GLOBAL INDUSTRY PRODUCTS, CORP.
STATEMENT OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
REVENUE
Revenue	$610,184	$793,735	$2,250,438	$2,374,554
Net revenue	$610,184	$793,735	$2,250,438	$2,374,554
COST OF REVENUE
Cost of revenue	$427,538	$545,780	$1,587,764	$1,652,117
Total Cost of revenue	$427,538	$545,780	$1,587,764	$1,652,117
GROSS PROFIT	$182,646	$247,955	$662,674	$722,437

OPERATING EXPENSES
Selling, general and administrative expense	$277,149	$302,318	$914,631	$968,811
Total Operating Expenses	$277,149	$302,318	$914,631	$968,811

OTHER INCOME/EXPENSE
Moving Expense (1)	$(893)	$—	$(79,610)	$—
Other income (expense)	1,417	2,373	6,425	4,486
Total Other Income (Expense)	$524	$2,373	$(73,185)	$4,486

Net (loss) before income tax provision	$(93,979)	$(51,990)	$(325,142)	$(241,888)

NET (LOSS)	$(93,979)	$(51,990)	$(325,142)	$(241,888)

(Loss) per share - basic and diluted	$(0.0042)	$(0.0023)	$(0.0144)	$(0.0107)

Weighted average number of shares outstanding - basic and diluted	22,533,783	22,533,783	22,533,783	22,533,783

(1)	Expenses related to moving Company’s offices and warehouses to a new lease location. See Note 6

GLOBAL INDUSTRY PRODUCTS, CORP.
STATEMENT OF CHANGES OF STOCKHOLDERS’ EQUITY

	Preferred Stock Series “A”		Preferred Stock Series “F”		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
Balance December 31, 2023	110,000	$110	163,724	$164	22,423,783	$22,424	$5,497,389	$(3,800,655)	$1,719,432
Net Loss	—	—	—	—	—	—	—	(111,965)	(111,965)
Shares returned to treasury	—	—	—	—	(1,400,000)	—	—	—
Shares issued	—	—	—	—	1,400,000	—	315,001	—	315,001
Balance March 31, 2024	110,000	$110	163,724	$164	22,423,783	$22,424	$5,812,390	$(3,912,620)	$1,922,468
Net Loss	—	—	—	—	—	—	—	(77,933)	(77,933)
Balance June 30, 2024	110,000	$110	163,724	$164	22,423,783	$22,424	$5,812,390	$(3,990,553)	$1,844,535
Net Loss	—	—	—	—	—	—	—	(51,990)	(51,990)
Balance September 30, 2024	110,000	$110	163,724	$164	22,423,783	$22,424	$5,812,390	$(4,042,543)	$1,792,545

Balance December 31, 2024	110,000	$110	163,724	$164	22,423,783	$22,424	$5,812,356	$(4,083,573)	$1,751,481
Net Loss	—	—	—	—	—	—	—	(118,007)	(118,007)
Balance March 31, 2025	110,000	$110	163,724	$164	22,423,783	$22,424	$5,812,356	$(4,201,580)	$1,633,474
Net Loss	—	—	—	—	—	—	—	(113,156)	(113,156)
Balance June 30, 2025	110,000	$110	163,724	$164	22,423,783	$22,424	$5,812,356	$(4,314,737)	$1,520,317
Net Loss	—	—	—	—	—	—	—	(93,979)	(93,979)
Conversion of shares to common stock	(110,000)	(110)	—	—	110,000	110	—	—	—
Balance September 30, 2025	—	—	163,724	$164	22,533,783	$22,534	$5,812,356	$(4,408,716)	$1,426,338

GLOBAL INDUSTRY PRODUCTS, CORP.
STATEMENTS OF CASH FLOW

	For Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net (Loss)	$(325,142)	$(241,888)
Adjustments to reconcile Net Income (Loss) to net cash provided by operations:
Depreciation and amortization	41,754	50,711
Changes in operating assets and liabilities
Accounts Receivables	54,244	176,186
Inventory	130,478	204,680
Right of use Assets	(853,736)	144,875
Deposits and other current assets	(22,222)	28,414
Accounts payables	211,509	(212,363)
Lease liabilities	650,900	(44,733)
Cash (Used In) / Generated From Operating Activities	$(112,215)	$105,882

Cash Flows From Investing Activities:
Purchases of equipment	$—	$(3,064)
Purchase of intangible assets	(15,716)	(26,206)
Cash (Used In) Investing Activities	$(15,716)	$(29,271)

Cash Flows From Financing Activities:
Proceeds from issuance of shares	$—	$307,913
Dividends paid	—	7,088
Repayment of loan - unrelated parties	(337)	—
Proceeds from loans from related parties	—	(40,000)
Cash (Used In) / Generated From Financing Activities	$(337)	$275,000

Net (Decrease) Increase in Cash	$(128,268)	$351,611
Cash at Beginning of Period	339,139	35,314
Cash at End of Period	$210,871	$386,925

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$941	$2,221
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Present value of initial lease liability and right-of-use asset	$954,976	$390,138

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

Cash flows used in investing activities were ($15,716) and ($29,271), respectively, for the nine months ended September 30, 2025 and 2024, respectively.

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

GLOBAL INDUSTRY PRODUCTS, CORP.
(Registrant)

Dated: February 4, 2026	By:	/s/ Chester I. Wright, III
Chester I. Wright, III
(Chief Executive Officer, Principal Executive Officer)

Dated: February 4, 2026	By:	/s/ Chester I. Wright, III
Chester I. Wright, III
(Chief Financial Officer, Principal Accounting Officer)

