Form 10-K
period 2025-12-31
Global Industry Products, Corp.
filed 2026-04-28
CIK 1466369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

333-290608

Commission file number

GLOBAL INDUSTRY PRODUCTS, CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-4281445
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

7770 Dean Martin Dr., Ste. 303 Las Vegas, NV	89139
(Address of principal executive offices)	(Zip Code)

800-662-2296

Registrant’s telephone number, including area code

________________________________________________

(former name, former address and former fiscal year if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each Class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

None

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to ss.240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes ☒ No

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was none.

As of April 15, 2026, there were 22,533,783 common shares, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

None.

PART I

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

-	the uncertainty of profitability based upon our history of losses;

-	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

-	risks related to our operations and

-	other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, and readers should not place undue reliance on our forward-looking statements. Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

ITEM 1. BUSINESS.

GENERAL

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to “our Company,” “us,” “we,” “our,” or the “Company” are to Global Industry Products, Corp.

DESCRIPTION OF BUSINESS

On March 2, 2009, the Company was incorporated in the State of Nevada with corporate operations located in Las Vegas, Nevada.

We are and have been since inception in 2009 a distributor and manufacturer of goods to casinos, and retailers and redistributors. Our products include paper rolls, restaurant supplies, janitorial/bathroom supplies, liners and gloves, ribbons, toners and inks.

Impact of the Ukrainian and Israeli Conflicts

We believe that the conflicts involving Ukraine and Israel do not have any direct impact on our operations, financial condition, or financial reporting.  We believe the conflicts will have only a general impact on our operations in the same manner as it is having a general impact on all businesses that have their operations limited to North America resulting from international sanction and embargo regulations, possible shortages of goods and goods incorporating parts that may be supplied from countries involved in the conflicts, supply chain challenges, and the international and US domestic inflation resulting from the conflict and government spending in relation to the conflicts. As we are a shell company, we do not believe we will be targeted for cyber-attacks related to conflicts. We have no operations in the countries directly involved in the conflict or are specifically impacted by any of the sanctions and embargoes, as we principally operate solely in the United States. We do not believe that the conflicts will have any impact on our internal control over financial reporting.  Other than general securities market trends, we do not have reason to believe that investors will evaluate the company as having special risks or exposures related to the conflicts.

REPORT TO SECURITY HOLDERS

We are subject to the reporting requirements of Section 12(g) of the Exchange Act, and as such, we intend to file all required disclosures.

You may read and copy any materials we file with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

JUMPSTART OUR BUSINESS STARTUPS ACT

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1.07 billion in annual gross revenues and did not have such amount as of December 31, 2025, our fiscal year.

We may lose our status as an emerging growth company on the last day of our fiscal year during which (i) our annual gross revenue exceeds $1.07 billion or (ii) we issue more than $1.0 billion in non-convertible debt in a three-year period. We will lose our status as an emerging growth company if at any time we are deemed to be a large accelerated filer. We will lose our status as an emerging growth company on the last day of our fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement.

As an emerging growth company, we may take advantage of specified reduced reporting and other burdens that are otherwise applicable to generally reporting companies. These provisions include:

-	A requirement to have only two years of audited financial statement and only two years of related Management Discussion and Analysis Disclosures:

-	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

-	No non-binding advisory votes on executive compensation or golden parachute arrangements.

As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934. Such sections are provided below:

Section 404(b) of the Sarbanes-Oxley Act of 2002 requires a public company’s auditor to attest to, and report on, management’s assessment of its internal controls.

Sections 14A(a) and (b) of the Securities and Exchange Act, implemented by Section 951 of the Dodd-Frank Act, require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation.

We have already taken advantage of these reduced reporting burdens in this Form 10-K, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As long as we qualify as an emerging growth company, we will not be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.  We are choosing to irrevocably opt in to the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act.

CURRENT BUSINESS

Global Industry Products, Corp. (“GIP”, ““the Company”, “We", "Us" or “Our’) is and has been since inception in 2009 a distributor and manufacturer of goods to casinos, and retailers and redistributors. Our products include paper rolls, restaurant supplies, janitorial/bathroom supplies, liners and gloves, ribbons, toners and inks.

On March 2, 2009, the Company was incorporated in the State of Nevada with corporate operations located in Las Vegas, Nevada.

Approximately 45% of our sales come from our Patriot Paper brand, which features products proudly made in the USA. Additionally, 25% of our sales are generated from other product lines that also originate from American manufacturing. The food service industry and hospitality industry rely heavily on Chinese products. We anticipate that tariffs will significantly impact our pricing and availability for around 30% of our products. This challenge will not only affect us but will also pose equal difficulties for our vendors, suppliers, and ultimately our customers.

GIP relies on 3 to 4 vendors for nearly every product line, sourcing imports from various countries. While pricing may not pose an immediate threat to GIP's sales—since all suppliers face similar difficulties—the true challenge will likely be product availability. Vendors may become hesitant to maintain stock on goods that risk substantial value fluctuation with little warning. Consequently, end users may find themselves anxious about securing essential products.

However, this situation could present GIP with new opportunities, as we strive to assist our clients in navigating these uncertainties and securing the products they need. End users are understandably anxious about securing the necessary products that meet their needs. This concern presents a significant opportunity for GIP to expand its future prospects. By allowing end users to diversify their approved vendor lists, they can effectively hedge against potential product shortages and unavailability. This expansion not only enhances the resilience of their supply chains but also empowers GIP to position itself as a reliable partner in navigating the complexities of product procurement.

We primarily operate in Nevada but also have national accounts, such as Dollar General. Our intellectual products include the Buffalo Eraser Sponge, which was previously sold on the Home Shopping Network and Walmart before the COVID-19 pandemic; we are currently working to reintroduce it to these retailers. Additionally, our FitBoxr product is sold nationally through FitBoxr.com, FitBodi.com, and Amazon. We have also secured a contract for our Smack-Out product with an international distributor for sales in Europe and China, and we are in the process of establishing distributors for North America as well. Both the FitBoxr and Smack-Out products benefit from international patents, highlighting our commitment to innovation and market reach.

Global Industry Products, Corp. serves as a distributor in the non-durable goods sector. With a robust distribution division, GIP specializes in a variety of essential products, including disposable janitorial and sanitation items, food service supplies, money handling equipment, and office necessities, catering to both local and national markets. In addition to its general offerings, GIP plays a significant role in the casino industry by supplying wholesale products such as thermal receipt paper, cups, straws, trash liners, and other crucial items.

Furthermore, GIP has established a national presence by supplying products under contract to major retailers like Dollar General, showcasing its commitment to quality and service across diverse markets. Through its innovative approach and wide-ranging product offerings, GIP continues to meet the evolving needs of its customers while maintaining a strong foothold in the industry.

Operating under the trade name Vegas Retail Supply, GIP serves a diverse range of local non-casino businesses in Las Vegas. With a strong focus on quality and innovation, GIP has successfully developed several private label brands, notably “Patriot Paper,” which specializes in providing high-quality, US made, receipt paper rolls. This strategic move has positioned GIP as the largest independent distributor of receipt paper in the Las Vegas market, allowing the company to cater effectively to the unique needs of various local enterprises. By prioritizing customer satisfaction and offering reliable products, GIP continues to strengthen its foothold in the competitive retail supply landscape of the city.

The GIP New Products Division has successfully leveraged its intellectual property skills to develop innovative products that transform everyday tasks. One standout creation is the Buffalo Eraser Sponge, a durable cleaning sponge designed to minimize the use of harsh chemicals while delivering impressive cleaning results. Before the COVID-19 pandemic, this exceptional product garnered attention on the Home Shopping Network, showcasing its effectiveness to a broad audience. Another remarkable offering from GIP is the FitBoxr (FitBodi) exercise tool, an internationally patented device that ensures users maintain correct body posture during a comprehensive upper body workout.

The latest invention, the internationally patented “Smack-Out” game, is set to revolutionize family game nights. Designed for two players, this thrilling new game promises endless fun and friendly competition, catering to players of all ages. With its unique blend of excitement and entertainment, “Smack-Out” is destined to become a favorite among families and friends alike. The game’s design was finalized by GIP at the end of 2024, showcasing innovative features that enhance the gaming experience. To further amplify its reach, GIP has signed a multi-year distribution license with a well-established game manufacturer and distributor, targeting the lucrative European and Chinese markets.

The following brands are owned by Global Industry Products, Corp.:

Logo	Business Description	Brand Inception Date	Ownership
	A division of Global Industry Products (GIP), sales office supplies and other non-durable goods to customers in the Las Vegas marketplace. The website is www.VegasRetailSupply.com.	2010	100%

	Complete line of branded paper roll products. Serving all of USA and Canada. Patriot paper logo is a pending registered Trademark. The website is www.PatriotPaperProducts.com.	2019	100%

	Sous Chef is a source for the Food Service professionals for quality disposable products. Currently branding beverage napkins, plastic cups and straws. Sous Chef logo is a pending registered Trademark. The website is www.SousChefProducts.com.	2017	100%

	The Buffalo Eraser Sponge is more powerful, more durable, more effective, more efficient, and more versatile than the Mr. Clean Magic Eraser and lasts more than 10x longer. The Buffalo Eraser Sponge has retailed on Amazon, in Las Vegas area Wal-Marts and was featured on the Home Shopping Network. The Buffalo Clean brand will continue to expand its line with additional high-quality cleaning products Buffalo Sponge is a registered Trademark. The website is www.BuffaloClean.com.	2017	100%

	Quality line of personal paper products. Current branding of toilet seat covers, toilet tissue and facial tissue. Bellasoft is a pending registered Trademark. The website is www.BellasoftPaper.com.	2014	100%

	Initial branding of gloves, trash liners and safety glasses. The website is www.FlexPlusIndustries.com.	2017	100%

Logo	Business Description	Brand Inception Date	Ownership
	100% Guaranteed Compatible ribbons, toners and ink cartridges. Complete line of branded products. RTCInk is a pending registered Trademark. The website is www.RTCInk.com.	2016	100%

	Environmentally Necessary ® is a pending registered trademark owned by GIP. Licensing is available for identifying products that everyone should use to support the wellbeing of our planet. Licensing of trademark is offered for no cost during for first year of use subsequent years licensing based on product sales volume. The website is www.EnvironmentallyNecessary.com.	2016	100%

	The FitBoxr is a new portable exercise product where resistance bands are affixed to the harness to perform weight resistance exercises. FitBoxr is patented and has a Registered trademark. Great for young and old. Use it at home, at the office, while traveling or at the gym. The FitBoxr is adjustable to fit and has interchangeable resistance bands for different strength levels. It is sold currently through FitBoxr.com, Amazon and previously sold on Home Shopping Network. The website is www.FitBoxr.com.	2019	100%

	Additional branding of the FitBoxr to include various fitness products with a more general market appeal. Registered Trademark is pending. The website is www.FitBodi.com.	2021	100%

	Fitness training classes, courses and music. The website is www.FitBoxing.com.	2019	100%

	Smack-Out is a new 2025 family fun board game and owned by GIP. Smack-Out has been tested and approved by both children and adults. Pending license for distribution in Asia and Europe is currently being negotiated. Will be distributed by GIP in North America. International patents pending and trademarks pending. The website is www.Smack-Out.com.	2023	100%

Office Address

Our executive offices are located at 7770 Dean Martin Dr., Ste. 303, Las Vegas, NV 89139 and the telephone number is (800) 662-2296. We maintain a website at www.vegasretailsupply.com, and such website is not incorporated into or a part of this filing.

Corporate Organization Chart

Beow is an overview of Global Industry Products, Corp. corporate structure.

GLOBAL INDUSTRY PRODUCTS CORP. (a Nevada corporation)

No Subsidiaries

If we are unable to generate enough revenue to cover our operational costs beginning the second quarter of 2026, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof.  No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2025, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resource Needs & Plan of Operations

The Company currently had approximately $160,357 in cash as of December 31, 2025 for operations. Its capital resource is its common and preferred stock.  As disclosed in the balance sheet, the Company has accumulated losses at the reporting period and limited cash resources. The ability of the Company to continue as a going concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations.

In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing. The Company is actively seeking financing to fully execute the next phase of the Company’s growth initiatives. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital. The Company believes it can satisfy minimum cash requirements for the next twelve months with either equity financing, convertible debenture or, if needed, loans from shareholders.

The Company intends to seek alternate sources of funding, including but not limited to seeking other debt or equity financing as may be necessary. No sources have been identified for any funding.

COVID-19

In December 2019, COVID-19 emerged and subsequently spread worldwide. The World Health Organization declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus.

As the COVID-19 pandemic was complex and rapidly evolving, the Company experienced a slowing of our business in 2020-2021.

INDUSTRY ANALYSIS AND HISTORY

Barriers to Entry in the Products Supply Industry

There is one major barrier to entry into the products supply industry which is capital. We have had limited capital with which to compete in this industry. Many other competitors have been in the business for many years and have very large capital resources and an established reputation. Our impediments have been in addition to lack of capital and lack of equity in our Company upon which to base a capital raise.

Competitive Factors Impacting Our Ability to Gain Market Share

Our competition enjoys advantages which may prevent us from achieving a market share due to our competitors’ known reputations, competent management, and capital resources all of which will impede our abilities to achieve market share.

Competitive Factors in the Industry

Our primary competitors are BradyPlus, Sysco, and Shetakis Wholesalers.

Registrant’s Competitive Position in the Industry

Registrant is a small participant in the products supply industry on a limited regional basis and cannot be expected to obtain a market share on any national basis. Without a large infusion of capital, it will remain a very small participant in the industry.

Historical Track Records

Our Company has a historical track record of operations since 2009 (see “Risk Factors”).

COMPETITION, MARKETS, REGULATION AND TAXATION

Competition

There are a large number of companies and individuals engaged in the software industry; accordingly, there is a high degree of competition. Almost all of the companies and individuals so engaged have substantially greater technical and financial resources than we do.

We are an insignificant participant in the products supply industry. There are many established companies that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Markets.

Our market is highly competitive and constantly changing. Commercial success is frequently dependent on capital availability, the effectiveness and sufficiency of which are very difficult to predict accurately.

Governmental Regulation.

Federal Regulations.

We are subject to regulations by securities laws as a public Company.

Compliance with Environmental Laws and Regulations.

We are not involved in operations with environmental considerations for our business.

State Regulations.

Certain states may require that we obtain a Local Business License. We have a Nevada business license. We intend to address this on an as needed basis.

For additional information about these matters, see “Risk Factors.”

LICENSES

None.

TITLE TO PROPERTIES

None.

BACKLOG OF ORDERS

We currently have no backlogs of orders for sales, at this time.

GOVERNMENT CONTRACTS

We have no government contracts.

COMPANY SPONSORED RESEARCH AND DEVELOPMENT

We are not conducting any research.

NUMBER OF PERSONS EMPLOYED

We have six full-time employees and two part-time sub-contractors at this time.

Chester I. Wright, III, CEO CFO and director, works approximately 20 hours per week. Spencer Fisher, President and director, works approximately 40 hours per week and Cathy Wilkinson, Secretary, works up to 17.5 hours per week.

ITEM 1A. RISK FACTORS.

FORWARD LOOKING STATEMENTS

THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO GIP’S PLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ADEQUACY OF RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE OUR COMPANY’S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY; ABILITY TO OBTAIN ADDITIONAL FINANCING; GIP’S LIMITED OPERATING HISTORY; UNKNOWN LIABILITIES ASSOCIATED WITH FUTURE ACQUISITIONS; ABILITY TO MANAGE GROWTH; SIGNIFICANT COMPETITION; ABILITY TO ATTRACT AND RETAIN TALENTED EMPLOYEES; AND FUTURE GOVERNMENT REGULATIONS; AND OTHER FACTORS DESCRIBED IN THIS FILING OR IN OTHER GIP FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. SAXON IS UNDER NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

RISK FACTORS RELATING TO OUR COMPANY

WE HAVE AN EVOLVING BUSINESS MODEL.

As the economy evolves, so will our business model. We may continue to try to offer additional types of products, and we cannot offer any assurance that any of them will be successful. From time to time we may also modify aspects of our business model relating to our product mix offerings. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

OUR SUCCESS WILL DEPEND, TO A LARGE DEGREE, ON THE EXPERTISE AND EXPERIENCE OF THE MEMBERS OF OUR MANAGEMENT TEAM.

We will rely exclusively on the skills and expertise of our management team in conducting our business. Our management team has experience in wholesale office supplies services, janitorial and maintenance products industry, but there is no assurance that our management’s efforts in this continuing business will be successful. We will be wholly dependent on the continued diligence and skill of our management team for the operations be successful in the future.

WE ARE DEPENDENT UPON THE EFFORTS OF OUR MANAGEMENT FOR OUR SUCCESS; IF THIS CHANGES, THIS MAY BE A RISK TO OUR INVESTORS.

Chester I. Wright III, CFO and CEO, currently devotes part time, roughly 20 hours per week, to the Company. If at any time Mr. Wright is unable to devote as much time (up to 20 hours per week) to the business of the Company, this may be an impediment to our business achievement. If Mr. Wright were not available due to health, we may not have devoted sufficient time and effort of new manager to manage our business, which could impair our ability to succeed in our business plan and could cause investment in our Company to lose value.

Spencer Fisher, President, devotes 40 hours a week to the business and Cathy Wilkinson devotes 17.5 hours a week as the Secretary to the business.

WE HAVE A VOLATILE REVENUE HISTORY AND STOCKHOLDERS CANNOT VIEW OUR PAST PERFORMANCE SINCE WE HAVE A LIMITED OPERATING HISTORY.

During the year ended December 31, 2025, we recognized $2,828,272 in revenues with a net loss of ($562,458). Our net loss for the year ended December 31, 2024 in the amount of ($282,919). Our losses are indicative of our deficit revenues versus costs. We must be regarded as a developing venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such developing ventures are subject.

OUR SUCCESS AND ABILITY TO GROW OUR BUSINESS DEPEND ON GROWING OUR CUSTOMER BASE. IF WE FAIL TO ADD NEW CUSTOMERS, OUR BUSINESS, REVENUE, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE HARMED.

Our ability to attract and retain new customers depends, in large part, on our ability to be perceived as providing accurate and insightful customer experiences, competitive pricing, and sales generation to our subscribers. In order to maintain this perception, we may be required to incur significantly higher marketing expenses, costs related to improving our service, and lower margins in order to attract and retain new customers. If we fail to remain competitive on customer experience, pricing, and usable metrics, our ability to grow our business and generate revenue by attracting and retaining customers may be adversely affected.

There are many factors that could negatively affect our ability to grow our customer base, including if:

•	potential customers in a particular marketplace or generally do not have a use for our products;

•	our competitors mimic our products, causing current and potential customers to purchase their products instead of our products;

•	our supply chain experiences disruptions;

•	we experience unfavorable shifts in customer perception of our products;

•	we suffer reputational harm to our brand resulting from negative publicity, whether accurate or inaccurate;

•	we may fail to offer new and competitive products;

•	customers have difficulty integrating, updating or otherwise accessing our products on mobile devices or web browsers as a result of actions by us or third parties;

•	quality availability of products or other problems frustrate the customer experience, particularly if those problems prevent us from generating solutions in a fast and reliable manner; or

•	we are unable to address customer concerns regarding the product performance, quantity or quality.

Our inability to overcome these challenges could impair our ability to attract and retain new customers and could have a material adverse effect on our business, revenue, operating results and financial condition.

WE MAY HAVE A SHORTAGE OF WORKING CAPITAL IN THE FUTURE WHICH COULD JEOPARDIZE OUR ABILITY TO CARRY OUT OUR BUSINESS PLAN.

Our capital needs consist primarily of expenses related to general and administrative operations and legal and professional fees that could exceed $250,000 for expansion and coverage of unforeseen impacts of tariffs upon our business in the next twelve months. Such funds are not currently committed, and we have cash of approximately $160,356 at December 31, 2025.

WE MAY NEED ADDITIONAL FINANCING FOR WHICH WE HAVE NO COMMITMENTS AND THIS MAY JEOPARDIZE CONTINUED EXECUTION OF OUR BUSINESS PLAN.

We have limited funds, and such funds may not be adequate to continue to carry out our business plan in our industry. Our ultimate success may depend upon our ability to raise additional capital. We are investigating the availability, sources, and terms that might govern the acquisition of additional capital.

We have no commitment at this time for additional capital. If we need additional capital, we have no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our modest capital.

REPORTING REQUIREMENTS UNDER THE EXCHANGE ACT AND COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002, INCLUDING ESTABLISHING AND MAINTAINING ACCEPTABLE INTERNAL CONTROLS OVER FINANCIAL REPORTING, ARE COSTLY AND MAY INCREASE SUBSTANTIALLY.

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the Company engage legal, accounting, auditing and other professional services. The engagement of such services is costly. Additionally, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act of 2010 and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

We are working with our legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, we anticipate that the expenses that will be required in order to adequately prepare for being a public company could be material. We estimate that the aggregate cost of increased legal services; accounting and audit functions; personnel, such as a chief financial officer familiar with the obligations of public company reporting; consultants to design and implement internal controls; and financial printing alone will be a few hundred thousand dollars per year and could be several hundred thousand dollars per year. In addition, if and when we retain independent directors and/or additional members of senior management, we may incur additional expenses related to director compensation and/or premiums for directors’ and officers’ liability insurance, the costs of which we cannot estimate at this time. We may also incur additional expenses associated with investor relations and similar functions, the cost of which we also cannot estimate at this time. However, these additional expenses individually, or in the aggregate, may also be material.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The increased costs associated with operating as a public company may decrease our net income or increase our net loss and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

COMPETITION FROM SIMILAR SERVICE PROVIDERS.

We expect to encounter competition from other entities having similar business objectives, some of whom may have greater resources than us. Virtually all of our competitors will have a competitive advantage and are much larger. The need to compete for investment opportunities may make it necessary for us to offer clients attractive transaction terms than otherwise might be the case.

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES.

At December 31, 2025 we had an accumulated deficit of ($4,646,032) and a net loss for the year of ($562,458). At December 31, 2024, we had an accumulated deficit of ($4,083,573) and for the year ended December 31, 2024, we incurred a net loss of ($282,919).

As a result of these, among other factors, we received from our registered independent public accountants in their report of the financial statements as of and for the years ended December 31, 2025 and 2024, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

OUR EXISTING FINANCIAL RESOURCES MAY BE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES.

We have limited sources of revenues at this time to meet our ongoing operating expenses. In the short term, unless we can increase revenues or are able to raise additional debt and/or equity, we may be unable to meet our ongoing operating expenses. There can be no assurance that we will be able to achieve adequate financial resources to remain in business.

BECAUSE INSIDERS CONTROL OUR ACTIVITIES THAT MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO THEM AND NOT TO OUTSIDE SHAREHOLDERS WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY

Our officers, directors, and holders of 5% or more of our issued and outstanding common stock beneficially own approximately 43.3% of our issued and outstanding common stock on a fully diluted basis, including the Series A Preferred Stock which votes one shares of common stock for every 1 share of Preferred at all times until converted (this figure does not include individuals who retain less than 5% holdings after the dilution is accounted for). As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our Company that you might view favorably.

OUR OFFICERS AND DIRECTORS HAVE THE ABILITY TO EFFECTIVELY CONTROL SUBSTANTIALLY ALL ACTIONS TAKEN BY STOCKHOLDERS.

Chester I. Wright, III, the CEO, CFO, and a director of the Company, owns or beneficially controls 35.60% of the common stock, and, therefore he effectively controls substantially all actions taken by our stockholders with such a large percentage, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to stockholders and may also discourage the market for our stock due to the concentration.

WE MAY DEPEND UPON OUTSIDE ADVISORS, WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

THE INABILITY OF OUR COMPANY TO ADEQUATELY EXECUTE OUR GROWTH OR EXPANSION STRATEGIES WOULD HAVE A NEGATIVE IMPACT ON OUR COMPANY VALUE.

The possibility that our Company will not be able to fully carry out or execute on its expansion or growth plans presents significant risk. Our success will ultimately depend on the success of our marketing. If our intended expansion or growth plan does not come to fruition or is otherwise impeded, or is unprofitable, we may not be able to stay in business or have any value.

RISKS RELATED TO OUR SECURITIES

WE CAN GIVE NO ASSURANCE OF SUCCESS OR PROFITABILITY TO OUR INVESTORS.

Cash flows generated from operating activities were not enough to support all working capital requirements for the years ended December 31, 2025 and 2024. We incurred ($532,458) and ($282,919), respectively, in losses, for the year ended December 31, 2025 and 2024. Cash flows generated from operating activities were $(122,963) and $93,400 for the year ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025 and 2024, cash flows used in investing activities was ($23,175) and ($42,119), respectively. Cash flows from financing activities were ($32,645) and $252,544, respectively, for the same periods. These loss factors cause substantial doubt about our ability to continue as a going concern for a period of one year from the issuance of these financial statements, incorporated in this registration statement.

In order for us to continue as a going concern, we will need to increase revenues and possibly obtain additional debt or equity financing. There can be no assurance that we will be able to secure additional debt or equity financing, that we will be able to achieve cash flow positive operations, or that, if we are successful in any of those actions, those actions will produce adequate cash flow to enable us to meet all our future obligations. Our existing financing arrangements are short-term. If we are unable to increase revenues or obtain additional debt or equity financing, we may be required to significantly reduce or cease operations.

Our sources of capital are loans and sales of equity from common or preferred stock. We have no commitments for loans or equity sales at this date.

WE MAY IN THE FUTURE ISSUE MORE SHARES OF COMMON STOCK WHICH COULD CAUSE A LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND CURRENT STOCKHOLDERS.

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of our Company. The result of such an issuance would be those new stockholders and management would control our Company, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of our Company by our current shareholders, which could present significant risks to investors.

WE HAVE AUTHORIZED AND DESIGNATED SERIES A PREFERRED CONVERTIBLE STOCK.

Series A Preferred Convertible Stock (the “Series A Preferred”) of which no shares of preferred stock are outstanding as of date hereof. Each previous share of Series A Preferred Stock (110,000 shares) converted into one share of fully paid and non-assessable Common Stock upon filing of the original registration statement.

WE HAVE AUTHORIZED AND DESIGNATED SERIES F PREFERRED STOCK.

Series F Preferred Stock (the “Series F Preferred”) of which 163,724 shares of preferred stock have been authorized for the class. Each share of Series F Preferred Stock which is non-voting and only provides for participation in a royalty of 4% on two product lines up to approximately $160,000 as if this date. At this time, all shares of the Series F Preferred are held by shareholders who are not affiliates consisting of 163,724 shares of Series F Preferred shares. We do not intend to issue any more Series F Preferred stock.

WE CAN ISSUE FUTURE SERIES OF SHARES OF PREFERRED STOCK WITHOUT SHAREHOLDER APPROVAL, WHICH COULD ADVERSELY AFFECT THE RIGHTS OF COMMON SHAREHOLDERS.

Our Articles of Incorporation permit our Board of Directors to establish the rights, privileges, preferences and restrictions, including voting rights, of future series of stock and to issue such stock without approval from our shareholders. The rights of holders of common stock may suffer as a result of the rights granted to holders of preferred stock that may be issued in the future. In addition, we could issue preferred stock to prevent a change in control of our Company, depriving common shareholders of an opportunity to sell their stock at a price in excess of the prevailing market price.

OUR OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTERESTS AS TO CORPORATE OPPORTUNITIES WHICH WE MAY NOT BE ABLE OR ALLOWED TO PARTICIPATE IN.

Presently there is no requirement contained in our Articles of Incorporation, Bylaws, or minutes which require officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring business opportunity from any affiliate or officer or director. (See “Conflicts of Interest” at page 36)

None of our Officers and Directors has any interest in any competitive business to ours or any service provider to our Company, other than in relation to the license agreement for the rebar product. The other businesses in which our officers and directors now participate have no relation to our business, do not compete with our business and do not supply services, materials, or technology to our business. We see the primary conflict as one of necessary time devoted to the Company business and internal controls and procedures for accounting for our quarterly and annual reports under Section 13(a) of the Securities Exchange Act of 1934, which must be filed timely under the section and quarterly reviews and annual audits by our auditors which require adequate record keeping.

WE HAVE AGREED TO INDEMNIFICATION OF OFFICERS AND DIRECTORS AS IS PROVIDED BY NEVADA REVISED STATUTES

Nevada Revised Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

OUR DIRECTORS’ LIABILITY TO US AND SHAREHOLDERS IS LIMITED.

Nevada Revised Statutes exclude personal liability of our directors and our stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

We have one full-time officer, our President Spencer Fisher, who devotes 40 hours per week which may impede our ability to carry on our business. Chester I. Wright, III, CEO and CFO, devotes up to 20+ hours per week on Company business. Cathy Wilkinson, our Secretary, devotes up to 17.5 hours per week on Company business.

OUR STOCK PRICES IN THE MARKET MAY BE VOLATILE.

The value of our Common stock following this offering may be highly volatile and could be subject to fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	quarterly variations in our results of operations or those of our competitors;
•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;
•	disruption to our operations or those of other sources critical to our operations;
•	the emergence of new competitors or new technologies;
•	our ability to develop and market new and enhanced products on a timely basis;
•	seasonal or other variations in our subscriber base;
•	commencement of, or our involvement in, litigation;
•	availability of additional spectrum;
•	dilutive issuances of our stock or the stock of our subsidiaries, or the incurrence of additional debt;
•	changes in our board or management;
•	adoption of new or different accounting standards;
•	changes in governmental regulations or in the status of our regulatory approvals;
•	changes in earnings estimates or recommendations by securities analysts; and
•	general economic conditions and slow or negative growth of related markets.

In addition, the stock market in general, and the market for shares of supply in particular, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. We expect the value of our common stock will be subject to such fluctuations.

NO PUBLIC MARKET EXISTS FOR OUR COMMON STOCK AT THIS TIME, AND THERE IS NO ASSURANCE OF A FUTURE MARKET.

There is no public market for our common stock, and no assurance can be given that a market will exist or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should continue, the price may be highly volatile. Factors such as those discussed in the “Risk Factors” section may have a significant impact upon the market price of the shares offered hereby. Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities. Even if a purchaser finds a broker willing to affect a transaction in our shares, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our shares as collateral for any loans.

OUR STOCK WILL, IN ALL LIKELIHOOD, BE THINLY TRADED AND AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of our common stock may be thinly traded. We are a small company which is relatively unknown to stock analysts, stock brokers, institutional stockholders and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give stockholders no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities.

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF OUR SECURITIES.

We are a “penny stock” company. None of our securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks”. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to the Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Inventory in penny stocks have limited remedies in the event of violations of penny stock rules. While the courts are always available to seek remedies for fraud against us, most, if not all, brokerages require their customers to sign mandatory arbitration agreements in conjunction with opening trading accounts. Such arbitration may be through an independent arbiter. Investors may file a complaint with FINRA against the broker allegedly at fault, and FINRA may be the arbiter, under FINRA rules. Arbitration rules generally limit discovery and provide more expedient adjudication, but also provide limited remedies in damages, usually only the actual economic loss in the account. Investors should understand that if a fraud case is filed against a company in the courts it may be vigorously defended and may take years and great legal expenses and costs to pursue, which may not be economically feasible for small investors.

That absent arbitration agreements, specific legal remedies available to investors of penny stocks include the following:

If a penny stock is sold to the investor in violation of the requirements listed above, or other federal or state securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

If a penny stock is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

The fact that we are a penny stock company will cause many brokers to refuse to handle transactions in the stocks, and may discourage trading activity and volume, or result in wide disparities between bid and ask prices. These may cause investors significant illiquidity of the stock at a price at which they may wish to sell or in the opportunity to complete a sale. Investors will have no effective legal remedies for these illiquidity issues.

WE WILL PAY NO DIVIDENDS IN THE FORESEEABLE FUTURE.

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. Our Series F Preferred Stock has a limited dividend payable in cash to satisfy the Preference.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

ANY SALES OF OUR COMMON STOCK, IF IN SIGNIFICANT AMOUNTS, ARE LIKELY TO DEPRESS THE FUTURE MARKET PRICE OF OUR SECURITIES.

Assuming all of the shares of common stock held by the selling security holders registered on our effective Form S-1, we would have 16,158,783 new shares that are freely tradable and therefore available for sale, in market or private transactions.

Unrestricted sales of 16,158,783 shares of stock by our selling stockholders could have a huge negative impact on our share price, and the market for our shares.

OUR STOCKHOLDERS MAY SUFFER FUTURE DILUTION DUE TO ISSUANCES OF SHARES FOR VARIOUS CONSIDERATIONS IN THE FUTURE.

There may be substantial dilution to our stockholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

ANY NEW POTENTIAL INVESTORS WILL SUFFER A DISPROPORTIONATE RISK AND THERE WILL BE IMMEDIATE DILUTION OF EXISTING INVESTORS” INVESTMENTS.

Our present shareholders have acquired their securities at a cost significantly less than that which the investors purchasing pursuant to shares will pay for their stock holdings or at which future purchasers in the market may pay. Therefore, any new potential investors will bear most of the risk of loss.

WE ANTICIPATE TARIFFS WILL SIGNIFICANTLY IMPACT OUR BUSINESS

We anticipate that tariffs will significantly impact our pricing and availability for around 30% of our products. This challenge will not only affect us but will also pose equal difficulties for our vendors, suppliers, and ultimately our customers.

The threat of a recession, inflation, and other economic impacts may reduce the potential client base on which we rely.

WE CAN ISSUE SHARES OF PREFERRED STOCK WITHOUT SHAREHOLDER APPROVAL, WHICH COULD ADVERSELY AFFECT THE RIGHTS OF COMMON SHAREHOLDERS.

Our Articles of Incorporation permit our Board of Directors to establish the rights, privileges, preferences and restrictions, including voting rights, of future series of stock and to issue such stock without approval from our shareholders. The rights of holders of common stock may suffer as a result of the rights granted to holders of preferred stock that may be issued in the future. In addition, we could issue preferred stock to prevent a change in control of our Company, depriving common shareholders of an opportunity to sell their stock at a price in excess of the prevailing market price.

WE ARE A REPORTING COMPANY.

We are subject to the reporting requirements under the Securities and Exchange Act of 1934, Section 13a, due to the effectiveness of our Registration Statement on Form S-1 under the Securities Act of 1933 which became effective. As a result, stockholders will have access to the information required to be reported by publicly held companies under the Exchange Act and the regulations thereunder. As a result, we will be subject to legal and accounting expenses that private companies are not subject to and this could affect our ability to generate operating income.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

NONE.

ITEM 1C. CYBERSECURITY

We do not believe that we are subject to material cybersecurity risks and do not expect to incur material costs in connection with cybersecurity.

We do not believe that we have been the object of any cyberattack.

ITEM 2. PROPERTIES.

DESCRIPTION OF PROPERTIES/ASSETS

(a)	Real Estate.	None.
(b)	Title to properties.	None.
(c)	Patents, Trade Names, Trademarks and Copyrights	*

* The following brands are owned by Global Industry Products, Corp.:

Logo	Business Description	Brand Inception Date	Ownership
	A division of Global Industry Products (GIP), sales office supplies and other non-durable goods to customers in the Las Vegas marketplace. The website is www.VegasRetailSupply.com.	2010	100%

	Complete line of branded paper roll products. Serving all of USA and Canada. Patriot paper logo is a pending registered Trademark. The website is www.PatriotPaperProducts.com.	2019	100%

	Sous Chef is a source for the Food Service professionals for quality disposable products. Currently branding beverage napkins, plastic cups and straws. Sous Chef logo is a pending registered Trademark. The website is www.SousChefProducts.com.	2017	100%

	The Buffalo Eraser Sponge is more powerful, more durable, more effective, more efficient, and more versatile than the Mr. Clean Magic Eraser and lasts more than 10x longer. The Buffalo Eraser Sponge has retailed on Amazon, in Las Vegas area Wal-Marts and was featured on the Home Shopping Network. The Buffalo Clean brand will continue to expand its line with additional high-quality cleaning products Buffalo Sponge is a registered Trademark. The website is www.BuffaloClean.com.	2017	100%

Logo	Business Description	Brand Inception Date	Ownership
	Quality line of personal paper products. Current branding of toilet seat covers, toilet tissue and facial tissue. Bellasoft is a pending registered Trademark. The website is www.BellasoftPaper.com.	2014	100%

	Initial branding of gloves, trash liners and safety glasses. The website is www.FlexPlusIndustries.com.	2017	100%

100% Guaranteed Compatible ribbons, toners and ink cartridges. Complete line of branded products. RTCInk is a pending registered Trademark. The website is www.RTCInk.com.	2016	100%

Environmentally Necessary ® is a pending registered trademark owned by GIP. Licensing is available for identifying products that everyone should use to support the wellbeing of our planet. Licensing of trademark is offered for no cost during for first year of use subsequent years licensing based on product sales volume. The website is www.EnvironmentallyNecessary.com.	2016	100%

The FitBoxr is a new portable exercise product where resistance bands are affixed to the harness to perform weight resistance exercises. FitBoxr is patented and has a Registered trademark. Great for young and old. Use it at home, at the office, while traveling or at the gym. The FitBoxr is adjustable to fit and has interchangeable resistance bands for different strength levels. It is sold currently through FitBoxr.com, Amazon and previously sold on Home Shopping Network. The website is www.FitBoxr.com.	2019	100%

Logo	Business Description	Brand Inception Date	Ownership
	Additional branding of the FitBoxr to include various fitness products with a more general market appeal. Registered Trademark is pending. The website is www.FitBodi.com.	2021	100%

	Fitness training classes, courses and music. The website is www.FitBoxing.com.	2019	100%

	Smack-Out is a new 2025 family fun board game and owned by GIP. Smack-Out has been tested and approved by both children and adults. Pending license for distribution in Asia and Europe is currently being negotiated. Will be distributed by GIP in North America. International patents pending and trademarks pending. The website is www.Smack-Out.com.	2023	100%

We do not own any real property but lease an office space. On May 1, 2025, the Company executed a non-cancellable lease in a warehouse complex at a new location at 7770 Dean Martin Dr.; Las Vegas, NV 89139 for a base rent of $16,390.00, $19,668.00, $23,437.70, $23,437.70 and $23,437,70 for May 2025, June 2025, July 2025, August 2025 and September 2025 respectively. Base rent increased to $24,421 beginning on October 1, 2025, with a 4.3% annual increase and initial cams of $4,442.63. The lease will expire on October 31, 2028. The rent is payable on the first day of each month. The Company recorded an initial lease liability and right-of-use asset of $1,059,987 on May 1, 2025.

We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear, and that our facilities have sufficient capacity to meet the current needs of our business.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price and Stockholder Matters

As of December 31, 2025, there is no public trading market for our stock. We intend to apply for OTCQB during fiscal year 2026.

Record Holders

There were approximately 210 shareholders of record as of December 31, 2025. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is Mountain Share Transfer, LLC, 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339. Their telephone number is (404) 474-3110.

Dividend Policy

As of December 31, 2025, we have not paid any dividends to shareholders, but Series F Preferred will receive cash as a dividend on 4% of gross sales from two product lines described below. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend; we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Company’s capitalization on December 31, 2025, and 2024, was 190,000,000 authorized common shares with a par value of $0.001 per share and 10,000,000 authorized preferred shares with a par value of $0.001 per share.

The Company’s Class “A” Convertible Preferred Shares have an accrued dividend payable of $106,838 and converted to an equal number of common shares upon the Company’s registration statement filing with the Securities and Exchange Commission on September 30, 2025.

The Company’s Class “F” Preferred Shares were available exclusively to current shareholders as a set with an equivalent number of common shares. The preferred shares are non-voting and will share, as a class, in 4% of the future gross profit generated from the company's Fitboxr and Smack-Out product lines until the total dividends paid to this class of shares reach $159,352. As of December 31, 2025 and December 31, 2024, the Company holds an undeclared dividend liability amounting to $157,771, which represents the remaining dividends payable to shareholders of Class “F” Preferred Shares. Once commitments for the unpaid dividends associated with the Class “F” preferred shares are fulfilled, these preferred shares will be retired.

Dividends

	Undeclared Dividends	Undeclared Dividends
	2025	2024
Class “A” Convertible Preferred Shares 10.5%, Voting	$106,838	$99,750
Class “F” Preferred Shares 4%, Non-voting	$157,771	$157,771

 ____

Warrants

There are outstanding 1,222,313 Series “C” Warrants that entitle holders to receive, upon exercise, one common share per warrant for $2 per share, 390,680 Series “D” Warrants that entitle holders to receive, upon exercise, one common share per warrant for $3 per share, and 1,125,612 Series “E” Warrants that entitle holders to receive, upon exercise, one common share per warrant for $4 per share. All outstanding warrants expire on October 30, 2026.

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

Penny Stock.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00. Excluded from the penny stock designation are securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange/system or sold to established customers or accredited investors.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and the monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As our securities have become subject to the penny stock rules, investors may find it more difficult to sell their securities.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the period January 1, 2023 through December 31, 2025.

Shares Issued in Private Placement Offering

We did not issue any shares of our common stock in a Private Placement Offering during the period January 1, 2023 through December 31, 2025.

Shares Issued for Conversion of Series A Preferred Stock

110,000 of Series A Preferred Stock automatically converted to common stock (110,000 shares) upon the filing of the Registration Statement on Form S-1 filed on September 30, 2025 and declared effective March 2, 2026.

Exemption from Registration Claimed

No registration exemption relied upon as there were no offerings.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

This Form 10-K contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, there is substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2025, we had an accumulated deficit totaling ($4,646,032). This raises substantial doubt about our ability to continue as a going concern.

Plan of Operation

Our plan of operations for the next 12 months is as follows:

Budget For Expenditures

	2026 Q1	2026 Q2	2026 Q3	2026 Q4	Total
Costs of goods sold	$348,210	$447,153	$440,953	$417,704	$1,654,021
Marketing	$10,194	$9,487	$10,757	$9,517	$39,956
Miscellaneous Expenses	$143,185	$143,022	$140,628	$140,140	$566,974
Salaries	$90,738	$91,082	$90,032	$91,181	$363,033
Legal and Accounting	$64,865	$21,240	$21,000	$46,100	$153,205
Capital Expenditures	$5,000	$5,000	$5,000	$5,000	$20,000

TOTAL	$662,192	$716,984	$708,370	$709,643	$2,797,189

______

Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the years ended December 31, 2025 and 2024. This MD&A should be read in conjunction with our financial statements as of December 31, 2025 and 2024. See section entitled “Forward-Looking Statements” above.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2024, we had an accumulated deficit totaling $4,083,573 and a deficit at December 31, 2025 of $4,646,032. This raises substantial doubts about our ability to continue as a going concern.

Overview

On March 2, 2009, the Company was incorporated in the State of Nevada with corporate operations located in Las Vegas, Nevada.

We are and have been since inception in 2009 a distributor and manufacturer of goods to casinos, and retailers and redistributors. Our products include paper rolls, restaurant supplies, janitorial/bathroom supplies, liners and gloves, ribbons, toners and inks.

Based on our current cash and cash equivalents reserves of approximately $160,357 as of December 31, 2025 and $339,139 as of December 31, 2024, we estimate that we will have cash for an operational budget of approximately six (6) months considering our ongoing sales revenue. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2025, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

We have estimated $361,000 approximately for each of the upcoming three quarters for operational costs based upon the first two quarters in 2025 which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous. In the years ended December 31, 2024 and 2025, we received no proceeds from loans.

For the years ended December 31, 2025 compared to the years ended December 31, 2024

In 2025, Net Revenue was $2,828,272, as compared to $3,136,166 in 2024, a difference of $307,894. Cost of Revenue for the year ended December 31, 2025 was $2,080,681 as compared to $2,164,020 in 2024, a decrease of $83,339. Gross Profit for the year ended December 31, 2025 was $747,591 as compared to $972,146 for the year ended December 31, 2024.

Operating expenses in 2025 were $1,217,819, a decrease of $45,216 from operating expenses of $1,263,035 in 2024.

Net loss for the year ended December 31, 2025 was ($562,458) as compared to ($282,919) for the year ended December 31, 2024, an increase of ($279,540). As explained below, most of the increased loss in 2025 was attributable to costs of moving to a new location and done downturn in profitable sales.

Other Income/Expense increased expenses to ($92,230) in 2025 as compared to $7,970 in 2024. The increase in expense was primarily attributable to moving expenses during 2025. There were no moving expenses in 2024.

Liquidity and Capital Resources

As of December 31, 2025, we had no working capital deficit and cash of $160,357, as compared to no working capital deficit and cash of $339,139 as of December 31, 2024. The decrease in working capital deficit was due primarily to the decrease in cash receipts and net accounts receivable during 2025 as compared to 2024, with a decrease of $715,117 from 2024 to 2025 in positive working capital. Working capital as of December 31, 2025, and 2024 was $719,558 and $1,434,676 respectively.

During 2025, the Company used ($122,963) of cash for operating activities as compared to $93,400 of cash for operating activities used in 2024, which includes a decrease in accounts payable of ($19,490) in 2025 compared to ($131,037) as of December 31, 2024.

Cash flows from financing activities were ($32,645) and $252,544 as of December 31, 2025 and 2024, respectively. The cash flows decreased primarily from proceeds from issuance of shares decreasing from $315,001 in 2024 compared to $0 in 2025.

Cash flows used in investing activities were ($23,175) and ($42,119), respectively, for the years ended December 31, 2025 and 2024.

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

Availability of Additional Capital

There can be no assurance that we will continue to be successful in raising capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we will need to raise $250,000 over the next twelve months for marketing sales to a profitable level.

Any additional financing may be dilutive to our stockholders, new equity securities may have rights, preferences, or privileges senior to those of existing holders of our shares of Common Stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Going Concern Consideration

Our registered independent auditors have issued an opinion on our financial statements as of December 31, 2025, which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations.

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

We have no material commitments for capital expenditures within the next year, however, as operations are expanded substantial capital will be needed to pay for expansion and working capital.

We have made equity and debt offerings in order to support our growth plans, to date, and may do so in the future.

There are no commitments to provide additional funds by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow coverage of our expenses as they may be incurred.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company sells products to a diversified base of customers and does not have any material concentrations of credit risk or significant extended payment terms. The majority of customer arrangements contain a single performance obligation to transfer goods to the customer.

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, when control of the promised goods transfers to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. Revenue is generally recognized at a point in time, which is when the goods are delivered to the customer or shipped in accordance with applicable shipping terms and the customer obtains legal title, physical possession, and substantially all risks and rewards of ownership.

In applying the five-step ASC 606 model, the Company: (1) identifies a contract when there is an approved purchase order or other enforceable arrangement that creates enforceable rights and obligations; (2) identifies performance obligations based on the distinct goods promised in the contract; (3) determines the transaction price as the amount of consideration the Company expects to receive, which is typically fixed; (4) allocates the transaction price to each performance obligation based on relative standalone selling prices, which are generally observable from the prices at which goods are sold separately; and (5) recognizes revenue when the performance obligations are satisfied, which is generally at the point in time when control of the goods transfers to the customer.

The Company’s contracts do not contain significant variable consideration, financing components, non-cash consideration, or consideration payable to customers, and returns and other adjustments have not been material for the periods presented. Customer payment terms are typically short-term and consistent with customary business practices in the Company’s industry.

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

Inventories

Inventory consists of merchandise held for resale and is stated at the lower of cost and net realizable value. Cost is determined using the average-cost method, which the Company believes appropriately reflects the cost flow of its merchandise given the large number of vendors supplying similar products and the incremental changes in purchase costs that are not always immediately reflected in selling prices.

The Company’s inventory primarily consists of non-durable goods that are generally in saleable condition. The Company evaluates inventory for excess, obsolete, or slow-moving items by considering factors such as historical sales patterns, changes in customer demand and product life cycles, competitive conditions, and current and forecasted market conditions.

An inventory reserve is recorded as a contra-asset to reduce the carrying amount of inventory to its estimated net realizable value when management determines that quantities on hand are not expected to be sold at or above cost. The reserve is estimated using a combination of historical loss experience (including items that have historically remained unsold, been damaged, or become obsolete) and specific identification of items with known demand or condition issues, adjusted for current market information. Changes in the inventory reserve are recognized in cost of revenue in the period in which they are identified.

Long-lived assets

Property and equipment are recorded at cost and presented net of accumulated depreciation. Major additions and improvements are capitalized, while maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed. Property and equipment are normally depreciated on a straight-line basis over their estimated useful lives.

Definite-lived intangible assets arising from asset acquisitions include intellectual property, patents, trademarks, and product development.  These assets are amortized on a systematic and rational basis (generally straight-line) that represents the asset's use. Definite-lived intangible assets are amortized over the estimated period during which the asset is expected to contribute directly or indirectly to future cash flows.

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

Concentration of business and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash held by the Company in financial institutions may exceed the federally insured limit of $250,000 at certain times. At various times in 2025 and 2024, cash and cash equivalents exceeded federally insured limits.

No customer sales accounted for more than 10% and 14% in 2025 and 2024, respectively.

Bad Debt Recognition

The allowance for doubtful accounts is calculated by multiplying the receivable balance in the various aging categories by a progressively higher reserve rate. The starting reserve rate is 1% and increases by 4% for every 60-day period. Allowance for doubtful accounts older than 360 days are calculated using the following rates; between 360 days and 480 days at a rate of 38%; receivable aging between 481 days and 720 days at a rate of 50%; between 721 days and 950 days at a rate of 85%; and older than 951 days at a rate of 100%.

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

Level 3 — inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

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

The carrying amounts of the Company’s financial instruments, which include accounts receivables, accounts payable and accrued expenses and debt at floating interest rates, approximate their fair values, principally due to their short-term nature, maturities or nature of interest rates.

Advertising and vendor considerations

Advertising costs are expensed as incurred.

Segment reporting

The Company operates as a single operating segment. The Chief Operating Officer, who is the chief operating decision maker, manages the Company as a single profit center to promote collaboration, provide comprehensive service offerings across the entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services is discussed to promote an understanding of the Company’s business, the chief operating decision-maker manages the Company and allocates resources at the consolidated level.

Leases

The Company determines whether an arrangement is or contains a lease at contract inception in accordance with ASC 842, Leases. A lease is classified as an operating or finance lease at the commencement date based on the underlying terms and economic substance of the arrangement. For all leases with a term greater than 12 months, the Company recognizes a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheets. ROU assets represent the Company’s right to use an identified asset over the lease term, and lease liabilities represent the Company’s obligation to make the related lease payments.

Operating lease ROU assets and liabilities are initially measured at the present value of the remaining lease payments over the expected lease term, which includes options to extend or terminate the lease when it is reasonably certain that such options will be exercised, consistent with ASC 842. Because the Company’s leases generally do not provide an implicit rate, the Company uses its incremental borrowing rate, determined based on information available at the commencement date, to discount lease payments. Operating lease cost is recognized as lease expense on a straight-line basis over the lease term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet; related lease payments are recognized in expense as incurred, as permitted under ASC 842.

Intangible assets

The Company capitalizes costs of intangible assets when they are specifically identifiable, it is probable that the expected future economic benefits attributable to the asset will flow to the Company, and the cost of the asset can be reliably measured. Capitalized costs primarily include third-party legal, registration, and filing fees incurred to obtain and defend intellectual property rights (such as patents and trademarks), as well as certain internal and external product development costs incurred after the completion of the preliminary project stage and once technological feasibility and management authorization for further development have been established. Research and development and other costs that do not meet the criteria for capitalization are expensed as incurred.

These assets primarily include intellectual property, patents, trademarks, and product development costs that meet the criteria for capitalization. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which generally range from 5 to 15 years, reflecting the period over which the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The Company evaluates finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable, consistent with the recoverability model in ASC 360. If the sum of the expected undiscounted cash flows is less than the carrying amount, an impairment loss is recognized in an amount equal to the excess of the carrying amount over the asset’s fair value.

Intangible assets determined to have indefinite useful lives, such as certain trademarks or licenses that are expected to contribute to cash flows indefinitely, are not amortized in accordance with ASC 350. Indefinite-lived intangible assets are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in a business combination, accounted for in accordance with ASC 805, Business Combinations. Goodwill is not amortized, but is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value, as required by ASC 350.

The Company first performs a qualitative assessment under ASC 350 to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on this assessment, or otherwise, the Company determines that a quantitative test is required, the fair value of the reporting unit is estimated and compared with its carrying amount, including goodwill. If the carrying amount exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to that reporting unit.

Property and Equipment

Property, plant and equipment are stated at cost. Depreciation expense is computed primarily using the straight-line method over estimated useful lives. Leasehold improvements made after the beginning of the initial lease term are depreciated over the shorter of the estimated useful life of the asset or the remaining term of the initial lease plus any renewals that are reasonably certain at the date the leasehold improvements are made. In 2025 the Company disposed of fully depreciated assets in the amount of; leasehold improvements $19,887, equipment & fixtures $5,623 and trucks and delivery vehicles $ 36,025.

The Company recorded a depreciation expense for year ended December 31, 2025 and 2024 in the amount of $ 27,045 and $34,010 respectively.

Property, plant and equipment, stated at cost, consisted of the following:

	Estimated Life	December 31, 2025	December 31, 2024
Leasehold improvements	5	2,943	22,829
Equipment & fixtures	5-7	72,763	83,098
Trucks and delivery vehicles	5	119,383	155,408
		195,089	261,335
Accumulated depreciation		(153,073)	(195,062)
Property and equipment, net		42,016	66,273

____

Dividends

The Company’s capitalization on December 31, 2025, and 2024, was 190,000,000 authorized common shares with a par value of $0.001 per share and 10,000,000 authorized preferred shares with a par value of $0.001 per share.

The Company’s Class “A” Convertible Preferred Shares have an accrued dividend payable of $106,838 and converted to an equal number of common shares upon the Company’s registration statement filing with the Securities and Exchange Commission on September 30, 2025.

The Company’s Class “F” Preferred Shares were available exclusively to current shareholders as a set with an equivalent number of common shares. The preferred shares are non-voting and will share, as a class, in 4% of the future gross profit generated from the company's Fitboxr and Smack-Out product lines until the total dividends paid to this class of shares reach $159,352. As of December 31, 2025 and December 31, 2024, the company holds an undeclared dividend liability amounting to $157,771, which represents the remaining dividends payable to shareholders of Class “F” Preferred Shares. Once commitments for the unpaid dividends associated with the Class “F” preferred shares are fulfilled, these preferred shares will be retired.

As of December 31, 2025, the Company had cumulative dividends for Class “A” Convertible Preferred 10.5% shares in the amount of $106,838 and cumulative of dividends of Class “F” Preferred Shares 4% in the amount of $1,006.

These dividends must be paid prior to any dividends being declared or paid to common shareholders. Under US GAAP, undeclared dividends on cumulative preferred stock are not recognized as a liability on the balance sheet because they are not legally owed until declared.

	Undeclared Dividends	Undeclared Dividends
	2025	2024
Class “A” Convertible Preferred Shares 10.5%, Voting	$106,838	$99,750
Class “F” Preferred Shares 4%, Non-voting	$157,771	$157,771

____

Warrants

There are outstanding 1,222,313 Series “C” Warrants that entitle holders to receive, upon exercise, one common share per warrant for $2 per share, 390,680 Series “D” Warrants that entitle holders to receive, upon exercise, one common share per warrant for $3 per share, and 1,125,612 Series “E” Warrants that entitle holders to receive, upon exercise, one common share per warrant for $4 per share. All outstanding warrants expire on October 30, 2026.

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

Stock-Based Compensation

ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards, after the grant date, must be recognized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements on pages F-1 through F-18 of this Annual Report are incorporated herein by reference.

GLOBAL INDUSTRY PRODUCTS, CORP.

AUDITED FINANCIAL STATEMENTS

For the years ended December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Global Industry Products, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global Industry Products, Corp. (the Company) as of December 31, 2025, and 2024 and the related statements of operations, changes in stockholder’s equity, and cash flow for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Global Industry Products, Corp. as of December 31, 2025, and 2024 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 2 of the financial statements, the Company had a net loss of approximately $562,458 and cash used in operating activities of approximately $122,963, as well as an accumulated deficit of approximately $4,646,032 as of December 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Global Industry Products, Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Global Industry Products, Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Bush and Associates CPA LLC

We have served as Global Industry Products, Corp.’s auditor since 2025.

Las Vegas, Nevada

April 28, 2026

PCAOB ID Number 6797

GLOBAL INDUSTRY PRODUCTS, CORP.
BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$160,357	$339,139
Accounts receivables, net	286,463	350,891
Inventory, net	682,751	965,960
Other current assets	8,251	30,357
Total current assets	1,137,823	1,686,347
LONG-TERM ASSETS
Property, plant and equipment, net	42,016	66,273
Goodwill Asset, net	20,114	27,500
Intangible Assets, net	197,921	205,132
Right of use assets, net	813,789	101,240
Other long-term assets	80,300	73,791
TOTAL ASSETS	$2,291,964	$2,160,283

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$84,273	$103,763
Lease liabilities-short term	296,003	100,777
Current maturities of long-term debt	8,772	32,645
Notes payable - related party	9,720	—
Other current liabilities	19,496	14,487
Total current liabilities	$418,264	$251,672
LONG-TERM LIABILITIES
Lease liabilities-long term	538,260	—
Long-term debt	145,442	156,156
Other long-term liabilities	1,006	974
TOTAL LIABILITIES	$1,102,972	$408,802
EQUITY
Preferred stock $0.001 par value, 10,000,000 shares of authorized: Series F shares issued and outstanding:163,724 at December 31, 2025: Series A and Series F shares issued and outstanding: 110,000 and 163,724 respectively, at December 31, 2024	164	274
Common stock $0.001 par value, 190,000,000 shares of authorized; 22,533,785 and 22,423,783 shares issued and outstanding at December 31, 2025, and 2024 respectively.	22,534	22,424
Additional paid-in-capital	5,812,326	5,812,356
Accumulated deficit	(4,646,032)	(4,083,573)
TOTAL EQUITY	1,188,991	1,751,481
TOTAL LIABILITIES AND EQUITY	$2,291,964	$2,160,283

The accompanying financial statements should be read in conjunction with the notes to the financial statements.

GLOBAL INDUSTRY PRODUCTS, CORP.
STATEMENT OF OPERATIONS

	For the year ended December 31,
	2025	2024
REVENUE
Revenue	$2,828,272	$3,136,166
Net Revenue	2,828,272	3,136,166
COST OF REVENUE
Cost of revenue	2,080,681	2,164,020
Total cost of revenue	$2,080,681	$2,164,020

GROSS PROFIT	747,591	972,146

OPERATING EXPENSES
Auto and Truck Expense	50,714	57,311
Computer and Internet Expense	17,741	22,437
Depreciation and Amortization	54,642	71,417
Employee Expense	400,370	382,628
Professional Fees	251,966	298,958
Lease Expense	349,048	354,813
Other Selling, general and administrative expense	93,338	75,471
Total Operating Expenses	$1,217,819	$1,263,035

OTHER INCOME/EXPENSE
Moving Expenses	(99,417)	—
Other Income (Expense)	7,188	7,970
Total Other Income (Expense)	(92,230)	7,970

Net income/(loss) before income tax provision	(562,458)	(282,919)

NET INCOME/(LOSS)	$(562,458)	$(282,919)

Income/(Loss) per share - basic and diluted	$(0.025)	$(0.012)

Weighted average number of shares outstanding - basic and diluted	22,533,783	22,533,783

The accompanying financial statements should be read in conjunction with the notes to the financial statements.

GLOBAL INDUSTRY PRODUCTS, CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY Two year ended December 31, 2025

	Preferred Stock Series “A”		Preferred Stock Series “F”		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
Balance - December 31, 2023	110,000	$110	163,724	$164	22,423,783	$22,424	$5,497,389	$(3,800,655)	$1,719,432
Net Loss	—	—	—	—	—	—	—	(282,919)	(282,919)
Shares returned to treasury	—	—	—	—	(1,400,000)	—	—	—	—
Shares Issued	—	—	—	—	1,400,000	—	315,001	—	315,001
Dividends Paid	—	—	—	—	—	—	(34)	—	—
Balance - December 31, 2024	110,000	$110	163,724	$164	22,423,783	$22,424	$5,812,356	$(4,083,573)	$1,751,481
Net Loss	—	—	—	—	—	—	—	(562,458)	(562,458)
Conversion of Shares to Common	(110,000)	(110)	—	—	110,000	110	—	—	—
Accrued Dividends	—	—	—	—	—	—	(31)	—	(31)
Balance - December 31, 2025	—	—	163,724	$164	22,533,783	$22,534	$5,812,325	$(4,646,031)	$1,188,991

The accompanying financial statements should be read in conjunction with the notes to the financial statements.

GLOBAL INDUSTRY PRODUCTS, CORP.
STATEMENTS OF CASH FLOW

	For the year ended December 31,
	2025	2024
Cash Flows From Operating Activities:
Net Income (Loss)	$(562,458)	$(282,919)
Adjustments to reconcile Net Income (Loss) to net cash provided by operations:
Depreciation and amortization	54,642	71,417
Goodwill Impairment Adjustment	7,386
Amortization of right-of-use assets	276,205	287,795
Interest Paid	7,777	—
Changes in operating assets and liabilities
Accounts Receivables	64,427	211,701
Inventory	283,209	241,014
Deposits and other current assets	15,598	(11,814)
Accounts payables	(19,490)	(131,037)
Other current liabilities	5,009
Lease liabilities	(255,268)	(292,757)
Cash Generated From/(Used In) Operating Activities	$(122,963)	$93,400

Cash Flows From Investing Activities:
Purchases of equipment	(2,788)	(3,064)
Purchase of intangible assets	(20,387)	(39,055)

Cash Generated From/(Used In) Investing Activities	$(23,175)	$(42,119)

Cash Flows From Financing Activities:
Proceeds from issuance of shares	—	315,001
Dividends paid		(34)
Repayment of loan - unrelated parties	(8,772)	(3,147)
Repayment of loan - related parties	(23,873)	(19,276)
Proceeds from loans from related parties	—	(40,000)
Cash Generated From/(Used In) Financing Activities	$(32,645)	$252,544

Net (Decrease) Increase in Cash	(178,783)	303,825
Cash at Beginning of Year	339,139	35,314
Cash at End of Year	$160,356	$339,139

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$7,777	$2,270
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Present value of initial lease liability and right-of-use asset	$880,610	$101,240

The accompanying financial statements should be read in conjunction with the notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Industry Products, Corp., a Nevada corporation, diversified distributor of non-durable products to the Casino and retail industries, and a product innovator and marketer of products worldwide.

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Certain prior-period amounts in the statements of operations have been reclassified to conform to the current-period presentation. These reclassifications relate primarily to the bifurcation of selling, general and administrative expenses, which were presented as a single line item in prior periods and are presented as separate components in the current period. The reclassifications had no effect on total revenues, income from continuing operations, net income, earnings per share, or stockholders’ equity for any periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales (or revenues) and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that estimates made as of the date of the financial statements could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates. Significant accounting estimates reflected in the Company’s financial statements include, but are not limited to, revenue recognition, allowance for doubtful accounts, allowance for inventory, and the valuation of net assets acquired.

Revenue Recognition

The Company sells products to a diversified base of customers and does not have any material concentrations of credit risk or significant extended payment terms. The majority of customer arrangements contain a single performance obligation to transfer goods to the customer.

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, when control of the promised goods transfers to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. Revenue is generally recognized at a point in time, which is when the goods are delivered to the customer or shipped in accordance with applicable shipping terms and the customer obtains legal title, physical possession, and substantially all risks and rewards of ownership.

In applying the five-step ASC 606 model, the Company: (1) identifies a contract when there is an approved purchase order or other enforceable arrangement that creates enforceable rights and obligations; (2) identifies performance obligations based on the distinct goods promised in the contract; (3) determines the transaction price as the amount of consideration the Company expects to receive, which is typically fixed; (4) allocates the transaction price to each performance obligation based on relative standalone selling prices, which are generally observable from the prices at which goods are sold separately; and (5) recognizes revenue when the performance obligations are satisfied, which is generally at the point in time when control of the goods transfers to the customer.

The Company’s contracts do not contain significant variable consideration, financing components, non-cash consideration, or consideration payable to customers, and returns and other adjustments have not been material for the periods presented. Customer payment terms are typically short-term and consistent with customary business practices in the Company’s industry.

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

Inventory

Inventory consists of merchandise held for resale and is stated at the lower of cost and net realizable value. Cost is determined using the average-cost method, which the Company believes appropriately reflects the cost flow of its merchandise given the large number of vendors supplying similar products and the incremental changes in purchase costs that are not always immediately reflected in selling prices.

The Company’s inventory primarily consists of non-durable goods that are generally in saleable condition. The Company evaluates inventory for excess, obsolete, or slow-moving items by considering factors such as historical sales patterns, changes in customer demand and product life cycles, competitive conditions, and current and forecasted market conditions.

An inventory reserve is recorded as a contra-asset to reduce the carrying amount of inventory to its estimated net realizable value when management determines that quantities on hand are not expected to be sold at or above cost. The reserve is estimated using a combination of historical loss experience (including items that have historically remained unsold, been damaged, or become obsolete) and specific identification of items with known demand or condition issues, adjusted for current market information. Changes in the inventory reserve are recognized in cost of revenue in the period in which they are identified.

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

Concentration of business and credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash held by the Company in financial institutions may exceed the federally insured limit of $250,000 at certain times. As of December 31, 2024, the Company held cash and cash equivalents of $160,357. These funds are maintained with financial institutions of high credit quality, and the Company regularly monitors credit risk exposure.

No customer sales accounted for more than 14% and 15% in 2024 and 2025 respectively.

Leases

The Company determines whether an arrangement is or contains a lease at contract inception in accordance with ASC 842, Leases. A lease is classified as an operating or finance lease at the commencement date based on the underlying terms and economic substance of the arrangement. For all leases with a term greater than 12 months, the Company recognizes a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheets. ROU assets represent the Company’s right to use an identified asset over the lease term, and lease liabilities represent the Company’s obligation to make the related lease payments.

Operating lease ROU assets and liabilities are initially measured at the present value of the remaining lease payments over the expected lease term, which includes options to extend or terminate the lease when it is reasonably certain that such options will be exercised, consistent with ASC 842. Because the Company’s leases generally do not provide an implicit rate, the Company uses its incremental borrowing rate, determined based on information available at the commencement date, to discount lease payments. Operating lease cost is recognized as lease expense on a straight-line basis over the lease term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet; related lease payments are recognized in expense as incurred, as permitted under ASC 842.

Intangible assets

The Company capitalizes costs of intangible assets when they are specifically identifiable, it is probable that the expected future economic benefits attributable to the asset will flow to the Company, and the cost of the asset can be reliably measured. Capitalized costs primarily include third-party legal, registration, and filing fees incurred to obtain and defend intellectual property rights (such as patents and trademarks), as well as certain internal and external product development costs incurred after the completion of the preliminary project stage and once technological feasibility and management authorization for further development have been established. Research and development and other costs that do not meet the criteria for capitalization are expensed as incurred.

These assets primarily include intellectual property, patents, trademarks, and product development costs that meet the criteria for capitalization. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which generally range from 5 to 15 years, reflecting the period over which the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The Company evaluates finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable, consistent with the recoverability model in ASC 360. If the sum of the expected undiscounted cash flows is less than the carrying amount, an impairment loss is recognized in an amount equal to the excess of the carrying amount over the asset’s fair value.

Intangible assets determined to have indefinite useful lives, such as certain trademarks or licenses that are expected to contribute to cash flows indefinitely, are not amortized in accordance with ASC 350. Indefinite-lived intangible assets are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in a business combination, accounted for in accordance with ASC 805, Business Combinations. Goodwill is not amortized, but is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value, as required by ASC 350.

The Company first performs a qualitative assessment under ASC 350 to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on this assessment, or otherwise, the Company determines that a quantitative test is required, the fair value of the reporting unit is estimated and compared with its carrying amount, including goodwill. If the carrying amount exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to that reporting unit.

Bad Debt Recognition

The allowance for doubtful accounts is calculated by multiplying the receivable balance in the various aging categories by a progressively higher reserve rate. The starting reserve rate is 1% and increases by 4% for every 60-day period. Allowance for doubtful accounts older than 360 days are calculated using the following rates; between 360 days and 480 days at a rate of 38%; receivable aging between 481 days and 720 days at a rate of 50%; between 721 days and 950 days at a rate of 85%; and older than 951 days at a rate of 100%.

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred an accumulated deficit amounting to $(4,646,032) for the year December 31, 2025, which includes net operating losses for the twelve months ended December 31, 2025, of $(562,458). Due to our negative accumulated net losses, there may exist substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to focus on expanding market reach, launching new product lines, and implementing targeted marketing initiatives to drive sales growth. Including a resent license agreement for the companies IP in the Europe and Asia marketplace is intended to mitigate the conditions that have raise substantial doubt about the entity’s ability to continue as a going concern.

While recently operating losses have been experienced, management believes the company's core business remains viable and is actively implementing cost-reduction measures to improve profitability.

NOTE 3. INVENTORY, NET

Inventory reserves are mandated per ASC 330 to ensure inventory is reported at the lower of cost or net realizable value (NRV), preventing overstatement of assets. Reserves account for estimated losses from obsolescence, damage, or market declines. This is contra-asset accounts, reducing gross inventory on the balance sheet and increasing expenses on the statement of operations as part of cost of revenue in the period the loss is deemed probable.

	2025	2024
Inventory	937,918	1,079,484
Inventory Reserves	(255,166)	(113,524)
Net Inventory	682,751	965,960

NOTE 4. INTANGLIBLE ASSETS, NET

Definite-lived intangible assets, patents, and product development costs are included in intangible assets on the balance sheets and are amortized on a straight-line basis over their estimated lives, which approximates the pattern of expected economic benefit.

The weighted-average remaining amortization periods for intellectual property and product development assets were approximately 11.31 years and 3.44 years, respectively, as of December 31, 2025.

For the year ended December 31, 2025, amortization expense related to definite-lived intangible assets totaled approximately $27,597, and $29,662 for the years ended December 31, 2025 and 2024 respectively, which is included in depreciation and amortization in the statements of operations.

	Estimated Life	December 31, 2025	December 31, 2024
Intellectual Property	15	272,825	258,369
Product Development	5	158,829	162,159
		431,654	420,528
Accumulated amortization		(233,733)	(215,396)
Intangible Assets, net		197,921	205,132

Goodwill represents the excess of acquisition cost over the fair value of the net assets acquired and is subject to annual impairment assessment per ASC 350. The Company reviews goodwill annually in the fourth quarter for impairment or when circumstances indicate that the carrying value may exceed the fair value.

During the year ended December 31, 2025, the Company identified indicators of impairment related to its goodwill, including continued operating losses and updated cash flow projections for the reporting unit to which goodwill is assigned. As a result, the Company performed a quantitative impairment test and determined that the carrying amount of the reporting unit exceeded its estimated fair value. Accordingly, the Company recognized a goodwill impairment charge of 29,886 for the year ended December 31, 2025, which is included in operating expenses in the accompanying statement of operations. Following this impairment, the carrying amount of goodwill was 20,114 as of December 31, 2025. No goodwill impairment was recognized for the year ended December 31, 2024.

	December 31, 2025	December 31, 2024
Goodwill	50,000	50,000
Impairment Assessment	(29,886)	(22,500)
Goodwill Asset, net	20,114	27,500

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are stated at cost. Depreciation expense is computed primarily using the straight-line method over estimated useful lives. Leasehold improvements made after the beginning of the initial lease term are depreciated over the shorter of the estimated useful life of the asset or the remaining term of the initial lease plus any renewals that are reasonably certain at the date the leasehold improvements are made. In 2025 the Company disposed of fully depreciated assets in the amount of; leasehold improvements $19,887, equipment & fixtures $5,623 and trucks and delivery vehicles $ 36,025.

The Company recorded a depreciation expense for year ended December 31, 2025 and 2024 in the amount of $ 27,045 and $34,010 respectively.

Property, plant and equipment, stated at cost, consisted of the following:

	Estimated Life	December 31, 2025	December 31, 2024
Leasehold improvements	5	2,943	22,829
Equipment & fixtures	5-7	72,763	83,098
Trucks and delivery vehicles	5	119,383	155,408
		195,089	261,335
Accumulated depreciation		(153,073)	(195,062)
Property and equipment, net		42,016	66,273

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

Under ASC 740, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Company analyzes its tax filing positions in all of the U.S. federal, state, local, and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a liability is established in the financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax positions in the provision for income taxes.

The Company cannot determine the sustained tax loss benefit and has not made a provision to recognize any benefit from the prior period's tax losses, although such benefit may exist.

The Company’s income tax returns are subject to examination by federal and state authorities in accordance with prescribed statutes.

NOTE 7. EXECUTIVE COMPENSATION

The following table shows the compensation paid to our named executive officers during the last fiscal years ended December 31, 2025, and 2024, and information concerning all compensation paid for services rendered to us in all capacities for our last two fiscal years.

Name and Principal Position	Year-Ended	Salary and related Compensation	All Other Compensation	Total
Chester Wright, CEO	December 31, 2025	$108,400	—	$108,400
Spence Fisher, President	December 31, 2025	$100,284	—	$100,284
Cathy Wilkinson, Secretary	December 31, 2025	$39,000	—	$39,000
Chester Wright, CEO	December 31, 2024	$99,800	—	$99,800
Spence Fisher, President	December 31, 2024	$94,423	—	$94,428
Arkady Zalan, Secretary	December 31, 2024	$48,367	—	$48,367

Executives and officers may receive reimbursement for travel expenses and other expenses directly incurred related to Company activities. These reimbursements are nominal and not reflected as compensation.
F-13

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

	For the Year Ended
	2025	2024
Net Income (Loss) computation of basic and diluted per common share:
Net loss attributable to common and common equivalent stockholders	$(562,458)	$(282,919)

Basic and diluted net income (loss) per share:
Basic and diluted net loss per common and common equivalent shares	$(0.025)	$(0.012)
Basic and diluted weighted average common and common equivalent shares outstanding	22,533,783	22,533,783

Potential dilutive securities that are not included in the calculations of diluted net loss per share because their effect is anti-dilutive are as follows as of December 31st (in common equivalent shares):

Outstanding Warrants	2025	2024
Warrants	2,738,605	2,738,605

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

Finance lease right-of-use assets are included in property, plant, and equipment, net, and finance lease liabilities are included in other current liabilities and other liabilities on the balance sheets.

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

Summary of Non-Cancellable Operating Leases:

Office and Warehouse Lease	December 31, 2025	December 31, 2024

Right-of-use asset, net	813,789	101,240

Current lease liabilities	296,003	100,777
Non-current lease liabilities	538,260	—
Total operating lease liabilities	834,263	100,777

Maturities of operating lease liabilities

The following table summarizes the undiscounted cash payments for operating leases as of December 31, 2025, and a reconciliation to the operating lease liabilities recognized in the balance sheet:

Year ending December 31 Operating lease payments

Office and Warehouse Lease	December 31, 2025

2026	295,152
2027	318,796
2028	277,087
Total undiscounted lease payments	891,035
Less: Imputed interest	(56,772)
Present value of operating lease liabilities	834,263

Equipment Leases

Related Party - Notes

On May 18, 2022, the Company entered into an agreement to borrow $66,557 at an interest rate of 9.95% from its CEO, Mr. Wright, to acquire a 2012 Freightliner truck for product deliveries. The agreement is an on-demand note. Mr. Wright is the recorded lienholder on the vehicle’s title and has received monthly payments in the amount of $1,989.39 with a remaining balance of $31,479 on December 31, 2024, and $9,720 on December 31, 2025, respectively. These amounts are included within notes payable – related party in the accompanying balance sheets. Interest expense recognized on the note was $2,155 and $4,201 for the years ended December 31, 2025 and 2024, respectively, and is included within interest expense in the statements of operations. The Company repaid principal of $21,717 to Mr. Wright during the year ended December 31, 2025 and $19,276 during the year ended December 31, 2024.

The terms of this related-party financing arrangement were not negotiated at arm’s length with an unrelated third-party lender and may differ from those that would have been available to the Company from an independent source.

From time to time, the Company may, at its discretion, provide payroll advances to employees as part of its normal operating activities. Employees who receive a payroll advance must sign an agreement authorizing repayment through future payroll deductions in accordance with Nevada law. These advances are not made to officers or directors on terms different from those offered to other employees and are not considered related-party transactions under ASC 850.
F-15

NOTE 10. MOVING EXPENSES

During the year ended December 31, 2025, the Company incurred in relocation costs associated with the transfer to new corporate headquarters. These costs, which include removal of warehouse racking and installation at new location, office moving service, product relocation, and other related expenses, are included in the Moving Expenses line item under Other Income/Expense on the Statement of Operation. Moving Expenses are infrequent and not within the Company’s normal operations.

NOTE 11. STOCKHOLDERS’ EQUITY, UNPAID DIVIDENDS AND WARRANTS

The Company’s capitalization on December 31, 2025, and 2024, was 190,000,000 authorized common shares with a par value of $0.001 per share and 10,000,000 authorized preferred shares with a par value of $0.001 per share.

The Company’s Class “A” Convertible Preferred Shares have an accrued dividend payable of $106,838 and converted to an equal number of common shares upon filing a registration statement with the Securities and Exchange Commission.

The Company’s Class “F” Preferred Shares were available exclusively to current shareholders as a set with an equivalent number of common shares. The preferred shares are non-voting and will share, as a class, in 4% of the future gross profit generated from the company's Fitboxr and Smack-Out product lines until the total dividends paid to this class of shares reach $159,352. As of December 31, 2025 and December 31, 2024, the company holds an undeclared dividend liability amounting to $157,771, which represents the remaining dividends payable to shareholders of Class “F” Preferred Shares. Once commitments for the unpaid dividends associated with the Class “F” preferred shares are fulfilled, these preferred shares will be retired.

As of December 31, 2025, the Company had cumulative dividends for Class “A” Convertible Preferred 10.5% shares in the amount of $106,838 and cumulative of dividends of Class “F” Preferred Shares 4% in the amount of $1,006.

These dividends must be paid prior to any dividends being declared or paid to common shareholders. Under US GAAP, undeclared dividends on cumulative preferred stock are not recognized as a liability on the balance sheet because they are not legally owed until declared.

Dividends

	Undeclared Dividends	Undeclared Dividends
	2025	2024
Class “A” Convertible Preferred Shares 10.5%, Voting	$106,838	$99,750
Class “F” Preferred Shares 4%, Non-voting	$157,771	$157,771

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

NOTE 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

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

Named Executive Officers and Directors’ (1)(2)	Shareholdings	Percent(2)
Chester Wright III (4)	7,354,000	32.6%
Spencer Fisher	1,015,000	4.6%
Cathy Wilkinson (3)	90,000	0.4%
Executive Officers, Named Executive Officers, and Directors as a Group	8,459,000	37.5%

5% Beneficial Holders (Not Named Above)
Zalan Family Trust	1,300,000	5.6%

___________

Footnotes

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, people share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report.

(2)	Does not include outstanding warrants. Named Executive Officers and Directors are not holders of any outstanding warrant.

(3)	On June 20, 2025, Catherine Wilkinson was added to replace Arkady Zalan as a member of the Board of Directors.

(4)	On September 8, 2025, Chester Wright conveyed 268,000 shares that he held jointly with his two children to such children, reducing him to 35.60% including beneficial ownership.

Changes in Control

There are no arrangements known to us, the operation of which may at a subsequent date result in a change in control of the Company.

NOTE 13. SUBSEQUENT EVENTS

In accordance with ASC 855-10, management has evaluated subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2025.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present accurately, in material respects, our financial position and results of operations in fairness and conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate, and that the assumptions and opinions in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management’s and directors’ authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2025:

-	The Company does not have a functioning audit committee or a board of directors comprised of a majority of independent directors, which results in insufficient oversight of the Company’s financial reporting process and internal control environment.
-	The Company has inadequate segregation of duties within its financial reporting and accounting functions, such tat incompatible duties are performed by the same individuals without sufficient compensating controls.
-	The Company has insufficient written policies and procedures for accounting and financial reporting, including with respect to the consistent application of U.S. GAAP and the preparation of disclosures in accordance with SEC requirements.
-	The Company has ineffective controls over the period end financial reporting and disclosure process including controls over the preparation, review, and approval of journal entries, account reconciliations, and financial statement disclosures.
-	The Company has a material weakness in controls over revenue recognition related to the completeness and accuracy of supporting documentation for shipments and deliveries. Specifically, the Company has not designed and maintained sufficient controls to ensure that delivery documentation (such as dated shipping documents, or other evidence of transfer of control) is consistently prepared, retained, and matched to customer billings. As a result, controls over the cutoff of revenue at period end are ineffective, which could lead to revenue being recorded in the wrong accounting period or without adequate support.
-	The Company did not maintain effective internal control over the valuation and completeness of the allowance for inventory, including controls designed to ensure that inventory reserves were developed using complete and accurate information, applied consistently across inventory populations, and reviewed using appropriate assumptions and supporting analysis. As a result, the control did not operate effectively to prevent or detect inconsistencies in the valuation of inventory and omissions or inaccuracies in the recorded allowance for inventory on a timely basis.

There are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements, which could lead to a restatement of those financial statements. Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and maintained, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must account for resource constraints. In addition, the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, can and will be detected.

This Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the year ended December 31, 2025, none of our directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of December 31, 2025:

Name	Age	Position	Since
Chester I. Wright, III	65	CEO, CFO, and Director	2009
Spencer Fisher	54	President and Director	2012
Cathy Wilkinson	63	Secretary	2025

Biographical Information

Chester I. Wright III,

Chief Executive Officer, Chief Financial Officer and Director

Mr. Wright has been Chief Executive Officer. Chief Financial Officer and a Director of Global Industry Products, Corp. since 2009. Mr. Wright has served as senior management for several corporations, including Global Industry Products, Corp., TSR Holdings, LLC, SimpleSearch.com and Southern Ventures. Mr. Wright has created numerous domestic and international patents and trademarks. He has extensive experience in marketing, strategic planning, financial analysis, negotiations, and private placement memorandums. Mr. Wright has raised over 50 million dollars for start-ups and has taken corporations public. Mr. Wright has also worked with other inventors, licensing their inventions and successfully launched new products into the marketplace. He has created many brands including Patriot Paper, Bellasoft, Buffalo Sponge, Sous Chef Products, FitBoxr and his most recent Smack-Out.

Spencer Fisher

President and Director

Mr. Fisher has been President and Director of Global Industry Products, Corp. since 2012. Mr. Fisher started his career in sales in 1989 in Clearwater, Florida selling office supplies and furniture. 8 years later he entered the POS paper industry as an account executive and later a General Manager. In 2003, Mr. Fisher relocated to Las Vegas and started his own business in the highly competitive POS paper market and built a large customer base. In 2005, his business was acquired by the third largest POS paper convertor in the country where he was retained to oversee all operations for the converters Western operations. In 2012, GIP purchased all assets of the converters Western division. Mr. Fisher was very instrumental in transitioning all customers and inventory over to Vegas Retail Supply as well as developing a very successful and aggressive sales team. He has won numerous sales awards throughout his career and embraces the challenges presented in his current position. He has successfully negotiated the placement of company products into Walmart and the Home Shopping Network.

Cathy Wilkinson

Secretary

Ms. Wilkinson was appointed Secretary of Global Industry Products, Corp. in June 2025. She comes from a diverse background. Having grown up in the entertainment industry, she started teaching at a non-profit performing arts school in Studio City, California at a very young age. While doing this she continued to work in the industry professionally as an actress, dancer, and choreographer. She eventually moved to the position of Director of the school and managed the school until it closed in 2019. This was a passion and not a full-time job. Ms. Wilkinson was co-owner and publisher of Real Estate magazine for 13 years. She managed the day-to-day operations of the business as well as client relations and oversaw production of the magazine. She loved working with people and helping businesses, so she then went on to work in business development, client relations and sales as a consultant for over 20 years.

Key Employees

Chester I. Wright III and Spencer Fisher, our officers and directors, are key employees and it would be difficult to replace them on short notice.

Family Relations

No family relationships exist between any of the officers or Directors of the Company.

CONFLICTS OF INTEREST - GENERAL.

There can be no assurance that management will resolve all conflicts of interest in favor of the Company.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporate opportunity, involved in participation with such other entities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, officer-management anticipates it will devote up to approximately 40 hours per week to the Company’s affairs.

None of our Officers and Directors has any interest in any competitive business to ours or any service provider to our Company. The other businesses in which our officers and directors now participate have no relation to our business, do not compete with our business and do not supply services, materials, or technology to our business. We see the primary conflict as one of necessary time devoted to the Company business and internal controls and procedures for accounting for our quarterly and annual reports under Section 13(a) of the Securities Exchange Act of 1934, which must be filed timely under the section and quarterly reviews and annual audits by our auditors which require adequate record keeping.

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

The Company does not have a policy that the Company will not do business with any entity in which any officer or director serves as an officer or director or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to adopt this policy, the Board of Directors has no present intention of doing so.

COMMITTEES OF THE BOARD OF DIRECTORS

Executive Committee

We do not have an executive committee at this time.

Audit Committee

We have not formed a non-independent audit committee. The Board acts as the Committee in monitoring (1) the integrity of the financial statements of the Company, (2) the compliance by the Company with legal and regulatory requirements and (3) the independence and performance of the Company’s internal accounting and external auditors. Chester I. Wright III, as Chairman and Spencer Fisher act as the initial members of the Audit Committee.

The functions of the audit committee are to review the scope of the audit procedures employed by our independent auditors, to review with the independent auditors our accounting practices and policies and recommend to whom reports should be submitted, to review with the independent auditors their final audit reports, to review with our internal and independent auditors our overall accounting and financial controls, to be available to the independent auditors during the year for consultation, to approve the audit fee charged by the independent auditors, to report to the board of directors with respect to such matters and to recommend the selection of the independent auditors.

In the absence of a separate audit committee our board of directors functions as audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting control We expect that the selection of a business opportunity will be complex. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, essentially no assets to provide the owners of business opportunities. However, we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

ANNUAL MEETING

The annual meeting of stockholders is anticipated in the fourth quarter of 2026 and will include the election of directors. The annual meeting will be held at our principal office or at such other place as permitted by the laws of the State of Nevada and on such date as may be fixed from time to time by resolution of our board of directors.

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Table

The following table sets forth the compensation paid to officers and board members during the years ended December 31, 2025 and 2024.

SUMMARY EXECUTIVE COMPENSATION TABLE

Name and Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Chester I. Wright, III, CEO and CFO	2025	108,400	0	0	0	0	0	0	108,400
	2024	99,800	0	0	0	0	0	0	99,800

Spencer Fisher, President	2025	100,284	0	0	0	0	0	0	100,284
	2024	94,423	0	0	0	0	0	0	94,423

Cathy Wilkinson, Secretary (1)	2025	39,000	0	0	0	0	0	0	39,000
	2024	0	0	0	0	0	0	0	0

Dr. Arkady Zalan, Former Secretary (2)	2025	0	0	0	0	0	0	0	0
	2024	48,367	0	0	0	0	0	0	48,367

___________

1) Appointed as Secretary in June 2025.

2) Appointed as Secretary at inception and served until his death on April 29, 2025.

Executives and officers may receive reimbursement for travel expenses and other expenses directly incurred related to Company activities. These reimbursements are nominal and not reflected as compensation.

DIRECTOR COMPENSATION

Director Independence

For a director to be considered “independent,” the Board must affirmatively determine that the director has no material relationship with the Company (directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). In each case, the Board considers all relevant facts and circumstances. We currently have no independent directors.

All of our officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

The following table sets forth certain information concerning compensation paid to our directors during the years ended December 31, 2025 and 2024:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Chester I. Wright, III (1)	2025	0	0	0	0	0	0	0
	2024	0	0	0	0	0	0	0

Spencer Fisher (2)	2025	0	0	0	0	0	0	0
	2024	0	0	0	0	0	0	0

Dr. Arkady Zalan (3)	2025	0	0	0	0	0	0	0
	2024	0	0	0	0	0	0	0

________

(1)	Appointed to the Board in 2009.
(2)	Appointed to the Board in 2012.
(3)	Appointed to the Board in 2009 and served until his death on April 29, 2025.

The term of office for each Director is one year, or until their successor is duly elected or appointed. The term of office for each of our Officers is at the pleasure of the Board of Directors.

The Board of Directors has no nominating, auditing committee or a compensation committee. Therefore, the selection of person or election to the Board of Directors was neither independently made nor negotiated at arm’s length.

At this time, our Directors do not receive cash compensation for serving as a member of our Board of Directors.

Limitation on Liability and Indemnification

We are a Nevada corporation. The Nevada Revised Statutes provide that the articles of incorporation of a Nevada corporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or our stockholders for monetary damages for breach of fiduciary duty as a director, except that any such provision may not eliminate or limit the liability of a director (i) for any breach of the director’s duty of loyalty to the corporation or our stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts specified in Section 78 (concerning unlawful distributions), or (iv) any transaction from which a director directly or indirectly derived an improper personal benefit. Our articles of incorporation contain a provision eliminating the personal liability of directors to our Company’ or our stockholders for monetary damages to the fullest extent provided by the Nevada Revised Statutes.

The Nevada Revised Statutes provide that a Nevada corporation must indemnify a person who was wholly successful, on the merits or otherwise, in defense of any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal (a “Proceeding”), in which he or she was a party because the person is or was a director, against reasonable expenses incurred by him or her in connection with the Proceeding, unless such indemnity is limited by the corporation’s articles of incorporation. Our articles of incorporation do not contain any such limitation.

The Nevada Revised Statutes provides that a Nevada corporation may indemnify a person made a party to a Proceeding because the person is or was a director against any obligation incurred with respect to a Proceeding to pay a judgment, settlement, penalty, fine (including an excise tax assessed with respect to an employee benefit plan) or reasonable expenses incurred in the Proceeding if the person conducted himself or herself in good faith and the person reasonably believed, in the case of conduct in an official capacity with the corporation, that the person’s conduct was in the corporation’s best interests and, in all other cases, his or her conduct was at least not opposed to the corporation’s best interests and, with respect to any criminal proceedings, the person had no reasonable cause to believe that his or her conduct was unlawful. Our articles of incorporation and bylaws allow for such indemnification. A corporation may not indemnify a director in connection with any Proceeding by or in the right of the corporation in which the director was adjudged liable to the corporation or, in connection with any other Proceeding charging that the director derived an improper personal benefit, whether or not involving actions in an official capacity, in which Proceeding the director was judged liable on the basis that he or she derived an improper personal benefit. Any indemnification permitted in connection with a Proceeding by or in the right of the corporation is limited to reasonable expenses incurred in connection with such Proceeding.

The Nevada Revised Statutes, unless otherwise provided in the articles of incorporation, a Nevada Revised Statutes corporation may indemnify an officer, employee, fiduciary, or agent of the corporation to the same extent as a director and may indemnify such a person who is not a director to a greater extent, if not inconsistent with public policy and if provided for by our bylaws, general or specific action of our board of directors or stockholders, or contract. Our articles of incorporation provide for indemnification of our directors, officers, employees, fiduciaries and agents to the full extent permitted by Nevada law.

Our articles of incorporation also provide that we may purchase and maintain insurance on behalf of any person who is or was a director or officer of our Company or who is or was serving at our request as a director, officer or agent of another enterprise against any liability asserted against him or her and incurred by him or her in any such capacity or arising out of his or her status as such, whether or not we would have the power to indemnify him or her against such liability.

Employment Agreements with Officers and Directors of Global Industry Products, Corp.

We do not have employment/consultant agreements with our officers. We do not have separate agreements with our directors.

Outstanding Equity Awards At Fiscal Year End

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of December 31, 2025 the number and percentage of the outstanding shares of the common stock (22,423,783 shares), which according to the information available to us, were beneficially owned by:

-	our executive officers, and each director as identified in the “Management — Executive Compensation” section;
-	all of our directors and executive officers as a group; and
-	each person who is known by us to be the beneficial owner of five percent (5%) or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of our common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

OFFICERS AND DIRECTORS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner (2)	Percent of Class Outstanding (3)
Common Stock	Chester I. Wright, III, CEO, CFO and Director (4)	7,354,000	32.6%

Common Stock	Spencer Fisher, President and Director	1,015,000	4.5%

Common Stock	Cathy Wilkinson, Secretary	90,000	0.40%

Common Stock	All Directors and Executive Officers as a Group (3 persons)	8,459,000	37.5%

 ___________

(1)	The address of each person listed above, unless otherwise indicated, is c/o Global Industry Products Corp., 7770 Dean Martin Dr., Ste. 303, Las Vegas, NV 89139.
(2)	Does not include outstanding warrants. Named Executive Officers and Directors are not holders of any outstanding warrants.
(3)	Based upon 22,533,783 common shares issued and outstanding as of December 31, 2025 on a fully diluted basis.
(4)	The % owned has been shown as aggregated due to joint beneficial ownership of Wrights.

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner (2)	Percent of Class Outstanding before offering (3)
Common Stock	Chester I. Wright, III CEO, CFO and Director (4)	7,354,000	32.6%

Common Stock	Estate of Dr. Arkady Zalan (Zalan Living Trust), Former Secretary and Director	1,300,000	5.6%

_________________

(1)	The address of each person listed above, unless otherwise indicated, is c/o Global Industry Products Corp., 7770 Dean Martin Dr., Ste. 303, Las Vegas, NV 89139.
(2)	Does not include outstanding warrants. Named Executive Officers and Directors are not holders of any outstanding warrants.
(3)	A total of 22,533,783 shares are outstanding on a fully diluted basis as of December 31, 2025.
(4)	The % owned has been shown as aggregated due to joint beneficial ownership of Wrights.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned, by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

As of the date of this filing and since December 31, 2025, there have been no issuances of any other class of stock, warrants, options or any other security, except for the conversion of Series A Preferred Stock to 110,000 common shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party - Notes

On May 18, 2022, the Company entered into an agreement to borrow $66,557 at an interest rate of 9.95% from its CEO, Mr. Wright, to acquire a 2012 Freightliner truck for product deliveries. The agreement is an on-demand note. Mr. Wright is the recorded lienholder on the vehicle’s title and has received monthly with a remaining balance of $64,062 on December 31, 2022, $50,714 on December 31, 2023, $31,479 on December 31, 2024 and $9,720 on December 31, 2025.

On December 5, 2023, the Company obtained a $40,000, 60-day loan from Advance Construction Technologies International, LLC, whose management consists of related parties. Subsequently, the loan has been retired.

From time to time, the Company may provide, at its discretion, payroll advances to its employees as part of its normal operating activities. Employees who request a payroll advance must sign a written agreement to repay any advance in whole or in part through future payroll advances to conform with Nevada state law.

TSR Holdings, LLC is a construction rebar patent holding company that has principal shareholders and directors of the Estate of Arkady Zalan and Chester Wright. TSR Holdings, LLC does not have daily operations. Advance Construction Technologies International, LLC (ACT) is a management company for the TSR Holdings’ patents with major shareholders of the Estate of Arkady Zalan and Chester Wright, and a minor shareholding for Spencer Fisher. Chester Wright is a director and is the sole officer of ACT. A new officer has not yet been elected since the death of Arkady Zalan. ACT currently does not have daily operations.

Related Party – Contractor

The Company has an at-will agreement with Advance Construction Technologies International, LLC, to provide computer support and warehouse inventory controls at a rate of $18.00 per hour and to include the use of a 10x10 office space.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to the Company by its independent registered Public Accounting firm for the years ended December 31, 2025 and 2024:

	For The Year Ended December 31, 2025	For The Year Ended December 31, 2024
Audit fees	$59,000	$40,000
Audit related fees	—	—
All other fees	—	—
Tax fees	—	—
Total	$59,000	$40,000

Audit Fees. Audit fees consist of fees for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory annual and quarterly filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees for accounting, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees.

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning.

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees, or Tax Fees.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated by reference into this Form 10-K Annual Report:

Exhibit No.	Description
3(i).1	Articles of Incorporation (3.2.09) (1)
3(i).2	Certificate of Amendment to Articles of Incorporation (2.8.10) (1)
3(ii).3	Bylaws (1)
4.1	Form of Warrant - Series C (1)
4.2	Form of Warrant - Series D (1)
4.3	Form of Warrant - Series E (1)
10.1	Master Lease Agreement (1)
10.2	Sublease Agreement (1)
21	Subsidiaries List *
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934 *
32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101) *

 _________________________________

* Filed Herewith

(1) Incorporated by reference from the exhibits included in the Company’s Form S-1 filed with the SEC dated September 30, 2025.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 28, 2026	GLOBAL INDUSTRY PRODUCTS, CORP.

/s/ Chester I. Wright, III
Chester I. Wright, III
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Chester I. Wright, III
Chester I. Wright, III Chief Financial Officer and Director (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 28, 2026	/s/ Chester I. Wright, III
Chester I. Wright, III
Chief Executive Officer, Chief Financial Officer and Director

April 28, 2026	/s/ Spencer Fisher
Spencer Fisher, President and Director

April 28, 2026	/s/ Cathy Wilkinson
Cathy Wilkinson, Secretary

