Form 10-Q
period 2026-03-31
Global Industry Products, Corp.
filed 2026-05-20
CIK 1466369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 20, 2026, there were 22,533,783 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

 .

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL INDUSTRY PRODUCTS, CORP.
BALANCE SHEETS

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$149,937	$160,357
Accounts receivables, net	241,962	286,463
Inventory, net	674,464	682,751
Other current assets	8,251	8,251
Total current assets	1,074,614	1,137,823
LONG-TERM ASSETS
Property, plant and equipment, net	39,489	42,016
Goodwill Asset, net	20,114	20,114
Intangible Assets, net	193,831	197,921
Right of use assets, net	747,527	813,789
Other long-term assets	74,890	80,300
TOTAL ASSETS	$2,150,466	$2,291,964

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$154,797	$84,273
Lease liabilities-short term	298,954	296,003
Current maturities of long-term debt	8,772	8,772
Notes payable - related party	3,945	9,720
Other current liabilities	20,913	19,496
Total current liabilities	$487,382	$418,264
LONG-TERM LIABILITIES
Lease liabilities-long term	470,825	538,260
Long-term debt	144,656	145,442
Other long-term liabilities	1,006	1,006
TOTAL LIABILITIES	$1,103,868	$1,102,972
EQUITY
Preferred stock $0.001 par value, 10,000,000 shares of authorized: Series F shares issued and outstanding:163,724 at March 31, 2026 and December 31, 2025.	164	164
Common stock $0.001 par value, 190,000,000 shares of authorized; 22,533,785 and 22,423,783 shares issued and outstanding at March 31, 2026, and December 31, 2025.	22,534	22,534
Additional paid-in-capital	5,812,326	5,812,326
Accumulated deficit	(4,788,426)	(4,646,032)
TOTAL EQUITY	1,046,597	1,188,991
TOTAL LIABILITIES AND EQUITY	$2,150,466	$2,291,964

The accompanying financial statements should be read in conjunction with the notes to the financial statements.

GLOBAL INDUSTRY PRODUCTS, CORP.
STATEMENT OF OPERATIONS
	Three Months ended March 31,
	2026	2025
REVENUE
Revenue	$527,154	$982,703
Net Revenue	527,154	982,703
COST OF REVENUE
Cost of revenue	352,116	741,227
Total cost of revenue	$352,116	$741,227

GROSS PROFIT	175,038	241,477

OPERATING EXPENSES
Auto and Truck Expense	16,941	11,623
Computer and Internet Expense	2,048	3,244
Depreciation and Amortization	10,487	15,921
Employee Expense	92,926	102,627
Professional Fees	93,535	117,626
Lease Expense	85,098	91,032
Other Selling, general and administrative expense	16,511	19,635
Total Operating Expenses	$317,545	$361,709

OTHER INCOME/EXPENSE
Other Income (Expense)	113	2,225
Total Other Income (Expense)	113	2,225

Net income/(loss) before income tax provision	(142,394)	(118,007)

NET INCOME/(LOSS)	$(142,394)	$(118,007)

Income/(Loss) per share - basic and diluted	$(0.0063)	$(0.0052)

Weighted average number of shares outstanding - basic and diluted	22,533,783	22,533,783

The accompanying financial statements should be read in conjunction with the notes to the financial statements.

GLOBAL INDUSTRY PRODUCTS, CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY Three months ended March 31, 2026 and 2025

	Preferred Stock Series “A”		Preferred Stock Series “F”		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid In Capital	Retained Earnings (Deficit)	Total Stockholder’s Equity (Deficit)
Balance - December 31, 2025	—	—	163,724	$164	22,533,783	$22,534	$5,812,325	(4,408,715)	$1,188,991
Net Loss	—	—	—	—	—	—	—	(142,394)	(142,394)
Balance - March 31, 2026	—	—	163,724	$164	22,533,783	$22,534	$5,812,325	(4,551,109)	$1,046,597

	Preferred Stock Series “A”		Preferred Stock Series “F”		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid In Capital	Retained Earnings (Deficit)	Total Stockholder’s Equity (Deficit)
Balance - December 31, 2024	110,000	$110	163,724	$164	22,423,783	$22,424	$5,812,356	(4,083,573)	$1,751,481
Net Loss	—	—	—	—	—	—	—	(118,007)	(118,007)
Balance - March 31, 2025	110,000	$110	163,724	$164	22,423,783	$22,424	$5,812,356	(4,201,580)	$1,633,474

The accompanying financial statements should be read in conjunction with the notes to the financial statements.

GLOBAL INDUSTRY PRODUCTS, CORP.
STATEMENTS OF CASH FLOW

	Three Months ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net Income (Loss)	$(142,394)	$(118,007)
Adjustments to reconcile Net Income (Loss) to net cash provided by operations:
Depreciation and amortization	10,487	15,921
Goodwill Impairment Adjustment
Amortization of right-of-use assets	66,262	72,428
Changes in operating assets and liabilities
Accounts Receivables	44,501	(283,424)
Inventory	8,287	84,592
Deposits and other current assets	5,410	30,650
Accounts payables	71,941	(29,081)
Lease liabilities	(64,484)	(5,229)
Cash Generated From/(Used In) Operating Activities	$10	$(232,151)

Cash Flows From Investing Activities:
Purchases of equipment	(3,869)
Purchase of intangible assets		(14,124)
Cash Generated From/(Used In) Investing Activities	$(3,869)	$(14,124)

Cash Flows From Financing Activities:
Repayment of loan - unrelated parties	(786)	(337)
Repayment of loan - related parties	(5,774)
Cash Generated From/(Used In) Financing Activities	$(6,560)	$(337)

Net (Decrease) Increase in Cash	(10,419)	(246,612)
Cash at Beginning of Year	160,357	339,139
Cash at End of Year	$149,937	$92,528

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,750	$81
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Present value of initial lease liability and right-of-use asset	$747,527	$27,709

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that estimates made as of the date of the financial statements could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include, but are not limited to, revenue recognition, allowance for doubtful accounts, allowance for inventory and the valuation of net assets acquired.

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

Concentration of business and credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash held by the Company in financial institutions may exceed the federally insured limit of $250,000 at certain times. As of March 31, 2026, the Company held cash and cash equivalents of $149,937. These funds are maintained with financial institutions of high credit quality, and the Company regularly monitors credit risk exposure.

No customer sales accounted for more than 12% for the three months ended March 31, 2026 and 15% for the year ended December 31, 2025.

Leases

The Company determines whether an arrangement is or contains a lease at contract inception in accordance with ASC 842, Leases. A lease is classified as an operating or finance lease at the commencement date based on the underlying terms and economic substance of the arrangement. For all leases with a term greater than 12 months, the Company recognizes a right-of-use (“ROU”) asset and a corresponding lease liability on the consolidated balance sheets. ROU assets represent the Company’s right to use an identified asset over the lease term, and lease liabilities represent the Company’s obligation to make the related lease payments.

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

Bad Debt Recognition

The allowance for doubtful accounts is calculated by multiplying the receivable balance in the various aging categories by a progressively higher reserve rate. The reserve rate for past due accounts, based upon management experienced historical customer payment trends, is 1% for 1-61 days, 2% for 62-122 days, 4% for 123-183 days, 5% for 184-244 days, 10% for 245-305 days, 20% for 306-365 days and 100% for balances 365+ days past due.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred an accumulated deficit amounting to $(4,788,426) as of March 31, 2026, which includes net operating losses for the three months ended March 31, 2026, of $(142,394). Due to our negative accumulated net losses, there may exist substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to focus on expanding market reach, launching new product lines, and implementing targeted marketing initiatives to drive sales growth. Including a resent license agreement for the companies IP in the Europe and Asia marketplace is intended to mitigate the conditions that have raise substantial doubt about the entity’s ability to continue as a going concern.

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

	March 31, 2026	December 31, 2025
Inventory	929,630	937,918
Inventory Reserves	(255,166)	(255,166)
Net Inventory	674,464	682,751

NOTE 4. INTANGLIBLE ASSETS, NET

Definite-lived intangible assets, patents, and product development costs are included in intangible assets on the balance sheets and are amortized on a straight-line basis over their estimated lives, which approximates the pattern of expected economic benefit.

The weighted-average remaining amortization periods for intellectual property and product development assets were approximately 11.22 years and 3.43 years, respectively, as of March 31, 2026.

Amortization expense related to definite-lived intangible assets totaled approximately $4,090, for the three months ended March 31, 2026, and $22,926 for the year ended December 31, 2025, which is included in depreciation and amortization in the consolidated statements of operations.

	Estimated Life	March 31, 2026	December 31, 2025
Intellectual Property	15	272,825	272,825
Product Development	5	163,418	158,829
		436,243	431,654
Accumulated amortization		(238,859)	(233,733)
Intangible Assets, net		197,384	197,921

Goodwill represents the excess of acquisition cost over the fair value of the net assets acquired and is subject to annual impairment assessment per ASC 350. The Company reviews goodwill annually in the fourth quarter for impairment or when circumstances indicate that the carrying value may exceed the fair value.

During the year ended December 31, 2025, the Company identified indicators of impairment related to its goodwill, including continued operating losses and updated cash flow projections for the reporting unit to which goodwill is assigned. As a result, the Company performed a quantitative impairment test and determined that the carrying amount of the reporting unit exceeded its estimated fair value. Accordingly, the Company recognized a goodwill impairment charge of 29,886 for the year ended December 31, 2025, which is included in operating expenses in the accompanying statement of operations. Following this impairment, the carrying amount of goodwill was 20,114 as of March 31, 2026.

	March 31, 2026	December 31, 2025
Goodwill	50,000	50,000
Impairment Assessment	(29,886)	(29,886)
Goodwill Asset, net	20,114	20,114

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are stated at cost. Depreciation expense is computed primarily using the straight-line method over estimated useful lives. Leasehold improvements made after the beginning of the initial lease term are depreciated over the shorter of the estimated useful life of the asset or the remaining term of the initial lease plus any renewals that are reasonably certain at the date the leasehold improvements are made. In 2025, the Company disposed of fully depreciated assets in the amount of; leasehold improvements $19,887, equipment & fixtures $5,623 and trucks and delivery vehicles $36,025.

The Company recorded a depreciation expense for the three months ended March 31, 2026, and the year ended December 31, 2025 in the amount of $6,397 and $27,045 respectively.

Property, plant and equipment, stated at cost, consisted of the following:

	Estimated Life	March 31, 2026	December 31, 2025
Leasehold improvements	5	2,943	2,943
Equipment & fixtures	5-7	73,767	72,763
Trucks and delivery vehicles	5	122,594	119,383
		199,303	195,089
Accumulated depreciation		(159,814)	(153,073)
Property and equipment, net		39,489	42,016

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

	For three Months Ended March 31,
	2026	2025
Net Income (Loss) computation of basic and diluted per common share:
Net loss attributable to common and common equivalent stockholders	$(142,394)	$(118,007)

Basic and diluted net income (loss) per share:
Basic and diluted net loss per common and common equivalent shares	$(0.006)	$(0.005)
Basic and diluted weighted average common and common equivalent shares outstanding	22,533,783	22,533,783

Potential dilutive securities that are not included in the calculations of diluted net loss per share because their effect is anti-dilutive are as follows as of December 31st (in common equivalent shares):

Outstanding Warrants	March 31,2026	December 31, 2025
Warrants	2,738,605	2,738,605

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

Summary of Non-Cancellable Operating Leases:

Office and Warehouse Lease	March 31, 2026	December 31, 2025

Right-of-use asset, net	747,527	813,789

Current lease liabilities	298,954	296,003
Non-current lease liabilities	470,825	538,260
Total operating lease liabilities	769,778	834,263

Maturities of operating lease liabilities

The following table summarizes the undiscounted cash payments for operating leases as of March 31, 2026, and a reconciliation to the operating lease liabilities recognized in the balance sheet:

Three months ending March 31, 2026. Operating lease payments:

Office and Warehouse Lease	March 31, 2026

2026	222,740
2027	308,296
2028	238,742
Total undiscounted lease payments	816,731
Less: Imputed interest	(46,953)
Present value of operating lease liabilities	769,778

Equipment Leases

Related Party - Notes

On May 18, 2022, the Company entered into an agreement to borrow $66,557 at an interest rate of 9.95% from its CEO, Mr. Wright, to acquire a 2012 Freightliner truck for product deliveries. The agreement is an on-demand note. Mr. Wright is the recorded lienholder on the vehicle’s title and has received monthly payments in the amount of $1,989 with a remaining balance of $3,946 on March 31, 2026, and $26,208 on March 31, 2025. These amounts are included within notes payable – related party in the accompanying balance sheets. Interest expense recognized on the note was $194 and $739 for the three months ended March 31, 2026, and 2025, respectively, and is included within interest expense in the statements of operations. The Company repaid principal of $5,774 to Mr. Wright during the three months ended March 31, 2026, and $5,229 during the three months ended March 31, 2025.

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

NOTE 10. STOCKHOLDERS’ EQUITY, UNPAID DIVIDENDS AND WARRANTS

The Company’s capitalization on March 31, 2026, and December 31, 2025, was 190,000,000 authorized common shares with a par value of $0.001 per share and 10,000,000 authorized preferred shares with a par value of $0.001 per share.

The Company’s Class “A” Convertible Preferred Shares have an accrued dividend payable of $106,838 and converted to an equal number of common shares upon filing a registration statement with the Securities and Exchange Commission.

The Company’s Class “F” Preferred Shares were available exclusively to current shareholders as a set with an equivalent number of common shares. The preferred shares are non-voting and will share, as a class, in 4% of the future gross profit generated from the company's Fitboxr and Smack-Out product lines until the total dividends paid to this class of shares reach $159,352. As of March 31, 2026 and December 31, 2025, the company holds an undeclared dividend liability amounting to $157,771, which represents the remaining dividends payable to shareholders of Class “F” Preferred Shares. Once commitments for the unpaid dividends associated with the Class “F” preferred shares are fulfilled, these preferred shares will be retired.

As of March 31, 2026, the Company had cumulative dividends for Class “A” Convertible Preferred 10.5% shares in the amount of $106,838 and cumulative of dividends of Class “F” Preferred Shares 4% in the amount of $1,006.

These dividends must be paid prior to any dividends being declared or paid to common shareholders. Under US GAAP, undeclared dividends on cumulative preferred stock are not recognized as a liability on the balance sheet because they are not legally owed until declared.

Dividends

	Undeclared Dividends	Undeclared Dividends
	March 31, 2026	December 31, 2025
Class “A” Convertible Preferred Shares 10.5%, Voting	$106,838	$106,838
Class “F” Preferred Shares 4%, Non-voting	$157,771	$157,771

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

Named Executive Officers and Directors’ (1)(2)	Shareholdings	Percent(2)
Chester Wright III (4)	7,354,000	32.6%
Spencer Fisher	1,075,000	4.8%
Cathy Wilkinson (3)	90,000	0.4%
Executive Officers, Named Executive Officers, and Directors as a Group	8,459,000	37.5%

5% Beneficial Holders (Not Named Above)
Zalan Family Trust	1,300,000	5.6%

 ___________

Footnotes

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, people share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report.

(2)	Does not include outstanding warrants. Named Executive Officers and Directors are not holders of any outstanding warrant.

(3)	On June 20, 2025, Catherine Wilkinson was added to replace Arkady Zalan as a member of the Board of Directors.

(4)	On September 20, 2025, Chester Wright conveyed 268,000 shares that he held jointly with his two children to such children, reducing him to 35.60% including beneficial ownership.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2026, we had an accumulated deficit totaling ($4,788,426). This raises substantial doubts about our ability to continue as a going concern.

Results of Operations

For the three months ended March 31, 2026 compared to the three months ended March 31, 2025

During the three months ended March 31, 2026, we recognized total revenues of $527,154 compared to the prior period of $982,703. The $455,549 or 46% decrease is largely attributable to changes in customers’ purchasing habits.

Gross profit for the three months ended March 31, 2026 was $175,038 compared to $241,477 for the prior period. The $66,438 or 28% decrease is largely attributable to a sales decrease.

During the three months ended March 31, 2026, we recognized $317,545 in operating expenses compared to $361,709 for the prior period. The ($44,164) or (12%) change was in large part attributable to reduced sales and costs thereof.

Other Income (Expense) for the three months ended March 31, 2026, was $113 compared to $2,225 for the three months ended March 31, 2025.  The $2,112 or 95% decrease is due to the reduction of interest income.

During the three months ended March 31, 2026, we recognized a net income (loss) of ($142,394) versus a loss of ($118,007) for the prior period. The $24,388 difference is mainly due to lower seasonal sales activity and costs of audits for our registration.

Liquidity and Capital Resources

As of March 31, 2026, we had a working capital surplus of $587,232 and cash of $149,937, as compared to no working capital deficit and cash of $160,357 as of December 31, 2025. The working capital surplus continues primarily due to the revenue continuing and net accounts receivable during 2026, with a decrease from 2025 to the three months in 2026 in positive working capital.

During the three months ended March 31, 2026, the Company generated $10 of cash for operating activities as compared to ($232,151) of cash for operating activities used for the three months ended March 31, 2025, which includes an increase in accounts payable of $71,941 in 2026 compared to ($29,081) as of March 31, 2026 and 2025, respectively and an increase in accounts receivable of $44,501 in as of March 31, 2026 compared to (283,424) as of March 31, 2026. Other changes in operating assets and liabilities include an increase in inventory of $8,287, an increase in deposits and other current assets of $5,410 and a decrease in lease liabilities of ($64,484) as of March 31, 2026 compared to an increase in inventory of $84,592, increase in deposits and other current assets of $30,650 and a decrease in lease liability of ($5,229) as of March 31, 2025.

Cash flows used in investing activities were ($3,869) and ($14,124), respectively, for the three months ended March 31, 2026 and 2025, respectively.

Cash flows from financing activities were ($6,560) and ($337) as of March 31, 2026 and 2025, respectively. The increase was due to a related parties repayment of loan of ($5,774).

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

Concentration of business and credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash held by the Company in financial institutions may exceed the federally insured limit of $250,000 at certain times. As of March 31, 2026, the Company held cash and cash equivalents of $149,937. These funds are maintained with financial institutions of high credit quality, and the Company regularly monitors credit risk exposure.

No customer sales accounted for more than 12% for the three months ended March 31, 2026 and 15% for the year ended December 31, 2025.

Leases

The Company determines whether an arrangement is or contains a lease at contract inception in accordance with ASC 842, Leases. A lease is classified as an operating or finance lease at the commencement date based on the underlying terms and economic substance of the arrangement. For all leases with a term greater than 12 months, the Company recognizes a right-of-use (“ROU”) asset and a corresponding lease liability on the consolidated balance sheets. ROU assets represent the Company’s right to use an identified asset over the lease term, and lease liabilities represent the Company’s obligation to make the related lease payments.

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

Bad Debt Recognition

The allowance for doubtful accounts is calculated by multiplying the receivable balance in the various aging categories by a progressively higher reserve rate. The reserve rate for past due accounts, based upon management experienced historical customer payment trends, is 1% for 1-61 days, 2% for 62-122 days, 4% for 123-183 days, 5% for 184-244 days, 10% for 245-305 days, 20% for 306-365 days and 100% for balances 365+ days past due.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

No Material Changes in Risk Factors since the disclosure contained in the Form 10-K filed on April 28, 2026.

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

GLOBAL INDUSTRY PRODUCTS, CORP.
(Registrant)

Dated: May 20, 2026	By:	/s/ Chester I Wright, III
Chester I. Wright, III
(Chief Executive Officer, Principal Executive Officer)

Dated: May 20, 2026	By:	/s/ Chester I. Wright, III
Chester I. Wright, III
(Chief Financial Officer, Principal Accounting Officer)

