Form 10-Q
period 2026-06-30
Global Industry Products, Corp.
filed 2026-08-11
CIK 1466369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, there were 22,533,783 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

 .

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL INDUSTRY PRODUCTS, CORP.
BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$106,571	$160,357
Accounts receivables, net	183,870	286,463
Inventory, net	617,957	682,751
Other current assets	—	8,251
Total current assets	908,398	1,137,823
LONG-TERM ASSETS
Property, plant and equipment, net	39,401	42,016
Goodwill Asset, net	20,114	20,114
Intangible Assets, net	189,825	197,921
Right of use assets, net	680,566	813,789
Other long-term assets	78,516	80,300
TOTAL ASSETS	$1,916,819	$2,291,964

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$112,507	$84,273
Lease liabilities-short term	301,904	296,003
Current maturities of long-term debt	8,772	8,772
Notes payable - related party	17	9,720
Other current liabilities	20,608	19,496
Total current liabilities	$443,807	$418,264
LONG-TERM LIABILITIES
Lease liabilities-long term	402,691	538,260
Long-term debt	143,870	145,442
Other long-term liabilities	1,006	1,006
TOTAL LIABILITIES	$991,374	$1,102,972
EQUITY
Preferred stock $0.001 par value, 10,000,000 shares of authorized: Series F shares issued and outstanding:163,724 at June 30, 2026 and December 31, 2025.	164	164
Common stock $0.001 par value, 190,000,000 shares of authorized; 22,533,783 and 22,533,783 shares issued and outstanding at June 30, 2026, and December 31, 2025.	22,534	22,534
Additional paid-in-capital	5,812,326	5,812,326
Accumulated deficit	(4,909,578)	(4,646,032)
TOTAL EQUITY	925,445	1,188,991
TOTAL LIABILITIES AND EQUITY	$1,916,819	$2,291,964

The accompanying financial statements should be read in conjunction with the notes to the financial statements.

GLOBAL INDUSTRY PRODUCTS, CORP.
STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June, 30		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE
Revenue	$526,880	$657,551	$1,054,034	$1,640,254
Net revenue	526,880	657,551	1,054,034	1,640,254
COST OF REVENUE
Cost of revenue	343,376	419,000	695,492	1,160,227
Total Cost of revenue	343,376	419,000	695,492	1,160,227
GROSS PROFIT	183,504	238,551	358,542	480,027
	—	—	—	—
OPERATING EXPENSES
Auto and Truck Expenses	15,185	13,260	32,126	24,882
Computer and Internet Expense	2,146	2,464	4,194	5,709
Depreciation and Amortization Expense	10,713	15,159	21,199	31,079
Employee Expense	88,300	101,832	181,226	204,460
Professional Fees	87,190	42,940	180,725	160,566
Lease Expense	85,098	73,852	170,196	164,884
Other Selling, general and administrative expense	16,482	26,267	32,992	45,902
Total Operating Expenses	305,113	275,774	622,658	637,482
	—	—	—	—
OTHER INCOME/EXPENSE
Moving Expense	(1,078)	(78,716)	(1,078)	(78,716)
Other income (expense)	1,535	2,783	1,649	5,008
Total Other Income (Expense)	457	(75,933)	570	(73,709)
	—	—	—	—
Net income/(loss) before income tax provision	$(121,152)	$(113,156)	$(263,546)	$(231,164)
	—	—	—	—
NET INCOME/(LOSS)	$(121,152)	$(113,156)	$(263,546)	$(231,164)
	—	—	—	—
Income/(Loss) per share - basic and diluted	$(0.0054)	$(0.0050)	$(0.0117)	$(0.0103)

Weighted average number of shares outstanding - basic and diluted	$22,533,783	$22,533,783	$22,533,783	$22,533,783

The accompanying financial statements should be read in conjunction with the notes to the financial statements.

GLOBAL INDUSTRY PRODUCTS, CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY Six months ended June 30,2026 and 2025 (Unaudited)

	Preferred Stock Series “A”		Preferred Stock Series “F”		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
Balance - December 31, 2025	—	—	163,724	$164	22,533,783	$22,534	$5,812,325	$(4,646,031)	$1,188,991
Net Loss	—	—	—	—	—	—	—	(142,394)	(142,394)
Balance - March 31, 2026	—	—	163,724	$164	22,533,783	$22,534	$5,812,325	$(4,788,425)	$1,046,597
Net Loss	—	—	—	—	—	—	—	(121,152)	(121,152)
Balance - June 30, 2026	—	—	163,724	$164	22,533,783	$22,534	$5,812,325	$(4,909,577)	$925,445

	Preferred Stock Series “A”		Preferred Stock Series “F”		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
Balance - December 31, 2024	110,000	$110	163,724	$164	22,423,783	$22,424	$5,812,356	$(4,083,573)	$1,751,481
Net Loss	—	—	—	—	—	—	—	(118,007)	(118,007)
Balance - March 31, 2025	110,000	$110	163,724	$164	22,423,783	$22,424	$5,812,356	$(4,201,580)	$1,633,474
Net Loss	—	—	—	—	—	—	—	(113,156)	(113,156)
Balance - June 30, 2025	110,000	$110	163,724	$164	22,423,783	$22,424	$5,812,356	$(4,314,737)	$1,520,317

The accompanying financial statements should be read in conjunction with the notes to the financial statements.

GLOBAL INDUSTRY PRODUCTS, CORP.
STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net Income (Loss)	$(263,546)	$(231,164)
Adjustments to reconcile Net Income (Loss) to net cash provided by operations:
Depreciation and amortization	21,199	31,079
Amortization of right-of-use assets	133,223	130,466
Changes in operating assets and liabilities
Accounts Receivables	102,594	18,325
Inventory	64,795	73,927
Deposits and other current assets	10,035	3,771
Accounts payables	29,346	22,426
Lease liabilities	(129,668)	(133,837)
Cash Generated From/(Used In) Operating Activities	$(32,022)	$(85,007)

Cash Flows From Investing Activities:
Purchases of equipment	(10,487)
Purchase of intangible assets		(15,715)
Cash Generated From/(Used In) Investing Activities	$(10,487)	$(15,715)

Cash Flows From Financing Activities:
Repayment of loan - unrelated parties	(1,572)	(1,910)
Repayment of loan - related parties	(9,704)	(10,590)
Cash Generated From/(Used In) Financing Activities	$(11,276)	$(12,500)

Net (Decrease) Increase in Cash	(53,785)	(113,222)
Cash at Beginning of Year	160,356	339,139
Cash at End of Year	$106,571	$225,917

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$3,206	$4,468
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Present value of initial lease liability and right-of-use asset	$680,566	$1,026,393

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

Concentration of business and credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash held by the Company in financial institutions may exceed the federally insured limit of $250,000 at certain times. As of June 30, 2026, the Company held cash and cash equivalents of $106,571. These funds are maintained with financial institutions of high credit quality, and the Company regularly monitors credit risk exposure.

No customer sales accounted for more than 16% for the three months ended June 30, 2026 and 15% for the year ended December 31, 2025.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred an accumulated deficit amounting to $(4,909,578) as of June 30, 2026, which includes net operating losses for the three months ended June 30, 2026, of $(121,152). Due to our negative accumulated net losses, there may exist substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to focus on expanding market reach, launching new product lines, and implementing targeted marketing initiatives to drive sales growth. Including a resent license agreement for the companies IP in the Europe and Asia marketplace is intended to mitigate the conditions that have raise substantial doubt about the entity’s ability to continue as a going concern.

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

	June 30, 2026	December 31, 2025
Inventory	$873,123	$937,918
Inventory Reserves	(255,166)	(255,166)
Net Inventory	$617,957	$682,751

NOTE 4. INTANGLIBLE ASSETS, NET

Definite-lived intangible assets, patents, and product development costs are included in intangible assets on the balance sheets and are amortized on a straight-line basis over their estimated lives, which approximates the pattern of expected economic benefit.

The weighted-average remaining amortization periods for intellectual property and product development assets were approximately 10.82 years and 3.02 years, respectively, as of June 30, 2026.

Amortization expense related to definite-lived intangible assets totaled approximately $8,097, for the six months ended June 30, 2026, and $22,926 for the year ended December 31, 2025, which is included in depreciation and amortization in the consolidated statements of operations.

	Estimated Life	June 30, 2026	December 31, 2025
Intellectual Property	15	$272,825	$272,825
Product Development	5	158,829	158,829
		$431,654	$431,654
Accumulated amortization		(241,830)	(233,733)
Intangible Assets, net		$189,825	$197,921

Goodwill represents the excess of acquisition cost over the fair value of the net assets acquired and is subject to annual impairment assessment per ASC 350. The Company reviews goodwill annually in the fourth quarter for impairment or when circumstances indicate that the carrying value may exceed the fair value.

During the year ended December 31, 2025, the Company identified indicators of impairment related to its goodwill, including continued operating losses and updated cash flow projections for the reporting unit to which goodwill is assigned. As a result, the Company performed a quantitative impairment test and determined that the carrying amount of the reporting unit exceeded its estimated fair value. Accordingly, the Company recognized a goodwill impairment charge of 29,886 for the year ended December 31, 2025, which is included in operating expenses in the accompanying statement of operations. Following this impairment, the carrying amount of goodwill was 20,114 as of June 30, 2026.

	June 30, 2026	December 31, 2025
Goodwill	$50,000	$50,000
Impairment Assessment	(29,886)	(29,886)
Goodwill Asset, net	$20,114	$20,114

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

The Company recorded a depreciation expense for the six months ended June 30, 2026, and the year ended December 31, 2025 in the amount of $ 13,102. and $27,045 respectively.

Property, plant and equipment, stated at cost, consisted of the following:

	Estimated Life	June 30, 2026	December 31, 2025
Leasehold improvements	5	$2,943	$2,943
Equipment & fixtures	5-7	73,767	72,763
Trucks and delivery vehicles	5	129,211	119,383
		$205,920	$195,089
Accumulated depreciation		(166,519)	(153,073)
Property and equipment, net		$39,401	$42,016

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
13

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

	For Six Months Ended June 30,
	2026	2025
Net Income (Loss) computation of basic and diluted per common share:
Net loss attributable to common and common equivalent stockholders	$(263,546)	$(231,164)

Basic and diluted net income (loss) per share:
Basic and diluted net loss per common and common equivalent shares	$(0.012)	$(0.010)
Basic and diluted weighted average common and common equivalent shares outstanding	22,533,783	22,533,783

Potential dilutive securities that are not included in the calculations of diluted net loss per share because their effect is anti-dilutive are as follows as of December 31st (in common equivalent shares):

Outstanding Warrants	June 30, 2026	December 31, 2025
Warrants	2,738,605	2,738,605

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

Summary of Non-Cancellable Operating Leases:

Office and Warehouse Lease	June 30, 2026	December 31, 2025

Right-of-use asset, net	$680,566	$813,789

Current lease liabilities	301,904	296,003
Non-current lease liabilities	402,691	538,260
Total operating lease liabilities	$704,595	$834,263

Maturities of operating lease liabilities

The following table summarizes the undiscounted cash payments for operating leases as of June 30, 2026, and a reconciliation to the operating lease liabilities recognized in the balance sheet:

Year ending December 31 Operating lease payments

Office and Warehouse Lease	June 30, 2026

2026	$149,477
2027	308,296
2028	266,635
Total undiscounted lease payments	$724,408
Less: Imputed interest	(19,813)
Present value of operating lease liabilities	$704,595

Equipment Leases

Related Party - Notes

On May 18, 2022, the Company entered into an agreement to borrow $66,557 at an interest rate of 9.95% from its CEO, Mr. Wright, to acquire a 2012 Freightliner truck for product deliveries. The agreement is an on-demand note. Mr. Wright is the recorded lienholder on the vehicle’s title and has received monthly payments in the amount of $1,989 with a remaining balance of $17 on June 30, 2026, and $26,847 on June 30, 2025. These amounts are included within notes payable – related party in the accompanying balance sheets. Interest expense recognized on the note was $243 and $1,347 for the six months ended June 30, 2026, and 2025, respectively, and is included within interest expense in the statements of operations. The Company repaid principal of $9,703 to Mr. Wright during the six months ended June 30, 2026, and $10,590 during the six months ended June 30, 2025.

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

NOTE 10. STOCKHOLDERS’ EQUITY, UNPAID DIVIDENDS AND WARRANTS

The Company’s capitalization on June 30, 2026, and December 31, 2025, was 190,000,000 authorized common shares with a par value of $0.001 per share and 10,000,000 authorized preferred shares with a par value of $0.001 per share.

The Company’s Class “A” Convertible Preferred Shares have an accrued dividend payable of $106,838 and converted to an equal number of common shares upon filing a registration statement with the Securities and Exchange Commission.

The Company’s Class “F” Preferred Shares were available exclusively to current shareholders as a set with an equivalent number of common shares. The preferred shares are non-voting and will share, as a class, in 4% of the future gross profit generated from the company's Fitboxr and Smack-Out product lines until the total dividends paid to this class of shares reach $159,352. As of June 30, 2026 and December 31, 2025, the company holds an undeclared dividend liability amounting to $157,771, which represents the remaining dividends payable to shareholders of Class “F” Preferred Shares. Once commitments for the unpaid dividends associated with the Class “F” preferred shares are fulfilled, these preferred shares will be retired.

As of June 30, 2026, the Company had cumulative dividends for Class “A” Convertible Preferred 10.5% shares in the amount of $106,838 and cumulative of dividends of Class “F” Preferred Shares 4% in the amount of $1,006.

These dividends must be paid prior to any dividends being declared or paid to common shareholders. Under US GAAP, undeclared dividends on cumulative preferred stock are not recognized as a liability on the balance sheet because they are not legally owed until declared.

Dividends

	Undeclared Dividends	Undeclared Dividends
	June 30, 2026	December 31, 2025
Class “A” Convertible Preferred Shares 10.5%, Voting	$106,838	$106,838
Class “F” Preferred Shares 4%, Non-voting	$157,771	$157,771

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

Named Executive Officers and Directors’ (1)(2)	Shareholdings	Percent(2)
Chester Wright III (4)	7,354,000	32.6%
Spencer Fisher	1,015,000	4.5%
Cathy Wilkinson (3)	90,000	0.4%
Executive Officers, Named Executive Officers, and Directors as a Group	8,459,000	37.5%

5% Beneficial Holders (Not Named Above)
Zalan Family Trust	1,300,000	5.8%

___________

Footnotes

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, people share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report.

(2)	Does not include outstanding warrants. Named Executive Officers and Directors are not holders of any outstanding warrant.

(3)	On June 20, 2025, Catherine Wilkinson was added to replace Arkady Zalan as a member of the Board of Directors.

(4)	On September 20, 2025, Chester Wright conveyed 268,000 shares that he held jointly with his two children to such children, reducing him to 35.60% including beneficial ownership.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2026, we had an accumulated deficit totaling ($4,909,578). This raises substantial doubts about our ability to continue as a going concern.

Results of Operations

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025

During the three months ended June 30, 2026, we recognized total revenues of $526,880 compared to the prior period of $657,551. The $130,671 or 20% decrease is largely attributable to changes in customers’ purchasing habits.

Gross profit for the three months ended June 30, 2026 was $183,504 compared to $238,551 for the prior period. The $55,047 or 23% decrease is largely attributable to a sales decrease.

During the three months ended June 30, 2026, we recognized $305,113 in operating expenses compared to $275,774 for the prior period. The $29,339 or 11% increase was in large part attributable to reduced sales and costs thereof.

Other Income (Expense) for the three months ended June 30, 2026, was $457 compared to ($75,933) for the three months ended June 30, 2025.  The $76,390 or 101% decrease is due to the reduction of interest expense.

During the three months ended June 30, 2026, we recognized a net income (loss) of ($121,152) versus a loss of ($113,156) for the prior period. The ($7,996) difference is mainly due to lower seasonal sales activity and costs of audits for our registration.

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

During the six months ended June 30, 2026, we recognized total revenues of $1,054,034 compared to the prior period of $1,640,254. The $586,220 or 36% decrease is largely attributable to changes in customers’ purchasing habits.

Gross profit for the six months ended June 30, 2026 was $358,542 compared to $480,027 for the prior period. The $121,485 or 25% decrease is largely attributable to a sales decrease.

During the six months ended June 30, 2026, we recognized $622,658 in operating expenses compared to $637,482 for the prior period. The $14,824 or 2% decrease was in large part attributable to reduced professional fees and costs thereof.

Other Income (Expense) for the six months ended June 30, 2026, was $570 compared to ($73,709) for the six months ended June 30, 2025.  The $74,279 or 101% decrease is due to the reduction of interest expense.

During the six months ended June 30, 2026, we recognized a net income (loss) of ($263,546) versus a loss of ($231,164) for the prior period. The $32,382 difference is mainly due to lower seasonal sales activity and costs of audits for our registration.

Liquidity and Capital Resources

As of June 30, 2026, we had a working capital surplus of $464,591 and cash of $106,571, as compared to no working capital deficit and cash of $160,357 as of December 31, 2025. The working capital surplus continues primarily due to the revenue continuing and net accounts receivable during 2026, with a decrease from 2025 to the six months in 2026 in positive working capital.

During the six months ended June 30, 2026, the Company generated ($32,022) of cash for operating activities as compared to ($85,007) of cash for operating activities used for the six months ended June 30, 2025, which includes an increase in accounts payable of $29,346 in 2026 compared to $22,426 as of June 30, 2026 and 2025, respectively and an increase in accounts receivable of $102,594 in as of June 30, 2026 compared to $18,325 as of June 30, 2025. Other changes in operating assets include a decrease in inventory of $64,795 and a decrease of other current assets of $8,251 as of June 30, 2026 compared to a decrease in inventory of $73,927 and a decrease in deposits and other current assets of $30,313 as of June 30, 2025.

As of June 30, 2026, we had a lease liability of $704,594, a decrease of $129,669 as of June 30, 2026 resulting from payment of the company’s office and warehouse space located at 7770 Dean Martin Dr., Las Vegas, NV 89139.

Cash flows used in investing activities is ($10,486) used to acquire depreciable equipment and ($15,715) used to acquire intangible assets, for the six months ended June 30, 2026 and 2025, respectively. This was a decrease in investing activities of $12,689 for the six months ended June 30, 2026 and $26,404 for the six months ended June 30, 2025.

Cash flows from financing activities were ($11,276) and ($12,500) as of June 30, 2026 and 2025, respectively. The decrease was due to a related parties repayment of loan of $9,703 and a decrease of loan to unrelated parties of $1,572.

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

Concentration of business and credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash held by the Company in financial institutions may exceed the federally insured limit of $250,000 at certain times. As of June 30, 2026, the Company held cash and cash equivalents of $106,571. These funds are maintained with financial institutions of high credit quality, and the Company regularly monitors credit risk exposure.

No customer sales accounted for more than 12% for the six months ended June 30, 2026 and 15% for the year ended December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

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

GLOBAL INDUSTRY PRODUCTS, CORP.
(Registrant)

Dated: August 10, 2026	By:	/s/ Chester I. Wright, III
Chester I. Wright, III
(Chief Executive Officer, Principal Executive Officer)

Dated: August 10, 2026	By:	/s/ Chester I. Wright, III
Chester I. Wright, III
(Chief Financial Officer, Principal Accounting Officer)

