Form 10-Q
period 2026-09-30
Global Industry Products, Corp.
filed 2026-11-13
CIK 1466369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, there were 22,683,783 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

 .

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL INDUSTRY PRODUCTS, CORP.
BALANCE SHEETS

	September 30, 2026 (Unaudited)	December 31, 2025 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$86,317	$160,357
Accounts receivables, net	179,028	286,463
Inventory, net	602,033	682,751
Other current assets	—	8,251
Total current assets	867,378	1,137,823
LONG-TERM ASSETS
Property, plant and equipment, net	32,603	42,016
Goodwill Asset, net	20,114	20,114
Intangible Assets, net	185,818	197,921
Right of use assets, net	612,898	813,789
Other long-term assets	77,977	80,300
TOTAL ASSETS	$1,796,788	$2,291,964

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$106,264	$84,273
Lease liabilities-short term	304,854	296,003
Current maturities of long-term debt	8,772	8,772
Notes payable - related party	17	9,720
Other current liabilities	23,510	19,496
Total current liabilities	$443,417	$418,264
LONG-TERM LIABILITIES
Lease liabilities-long term	333,850	538,260
Long-term debt	143,083	145,442
Other long-term liabilities	1,006	1,006
TOTAL LIABILITIES	$921,356	$1,102,972
EQUITY
Preferred stock $0.001 par value, 10,000,000 shares of authorized: Series F shares issued and outstanding:163,724 at September 30, 2026 and December 31, 2025.	164	164
Common stock $0.001 par value, 190,000,000 shares of authorized; 22,683,783 and 22,533,783 shares issued and outstanding at September 30, 2026, and December 31, 2025.	22,685	22,534
Additional paid-in-capital	5,840,675	5,812,326
Accumulated deficit	(4,988,092)	(4,646,032)
TOTAL EQUITY	875,432	1,188,991
TOTAL LIABILITIES AND EQUITY	$1,796,788	$2,291,964

The accompanying financial statements should be read in conjunction with the notes to the financial statements.

GLOBAL INDUSTRY PRODUCTS, CORP.
STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE
Revenue	$526,855	$610,184	$1,580,889	$2,250,438
Net revenue	526,855	610,184	1,580,889	2,250,438
COST OF REVENUE
Cost of revenue	362,409	427,538	1,057,902	1,587,764
Total Cost of revenue	362,409	427,538	1,057,902	1,587,764
GROSS PROFIT	164,446	182,646	522,987	662,674

OPERATING EXPENSES
Auto and Truck Expenses	12,469	11,378	44,594	36,260
Computer and Internet Expense	2,041	2,758	6,235	8,466
Depreciation and Amortization Expense	10,804	13,984	32,004	41,754
Employee Expense	79,810	96,755	261,036	301,215
Professional Fees	36,152	53,400	216,876	213,966
Lease Expense	85,098	80,370	255,293	245,254
Other Selling, general and administrative expense	18,356	18,505	51,349	67,716
Total Operating Expenses	244,730	277,149	867,387	914,631

OTHER INCOME/EXPENSE
Moving Expense	1,078	(893)	—	(79,610)
Other income (expense)	692	1,417	2,340	6,425
Total Other Income (Expense)	1,770	524	2,340	(73,185)
	—	—	—	—
Net income/(loss) before income tax provision	$(78,514)	$(93,979)	$(342,060)	$(325,142)
	—	—	—	—
NET INCOME/(LOSS)	$(78,514)	$(93,979)	$(342,060)	$(325,142)
	—	—	—	—
Income/(Loss) per share - basic and diluted	$(0.0035)	$(0.0042)	$(0.0152)	$(0.0144)

Weighted average number of shares outstanding - basic and diluted	22,567,299	22,533,783	22,544,996	22,533,783

The accompanying financial statements should be read in conjunction with the notes to the financial statements.

GLOBAL INDUSTRY PRODUCTS, CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY Nine months ended September 30, 2026 and 2025
(Unaudited)

	Preferred Stock Series “A”		Preferred Stock Series “F”		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
Balance - December 31, 2025	—	—	163,724	$164	22,533,783	$22,534	$5,812,325	$(4,646,031)	$1,188,991
Net Loss	—	—	—	—	—	—	—	(142,394)	(142,394)
Balance - March 31, 2026	—	—	163,724	$164	22,533,783	$22,534	$5,812,325	$(4,788,425)	$1,046,597
Net Loss	—	—	—	—	—	—	—	(121,152)	(121,152)
Balance - June 30, 2026	—	—	163,724	$164	22,533,783	$22,534	$5,812,325	$(4,909,577)	$9,205,445
Net Loss	—	—	—	—	—	—	—	$(78,514)	$(78,514)
Issue of Stock	—	—	—	—	150,000	$150	$28,350	—	28,500
Balance September 30, 2026	—	—	163,724	$164	22,683,783	$22,684	$5,840,675	$(4,988,091)	$875,432

	Preferred Stock Series “A”		Preferred Stock Series “F”		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
Balance - December 31, 2024	110,000	$110	163,724	$164	22,423,783	$22,424	$5,812,356	$(4,083,573)	$1,751,481
Net Loss	—	—	—	—	—	—	—	(118,007)	(118,007)
Balance - March 31, 2025	110,000	$110	163,724	$164	22,423,783	$22,424	$5,812,356	$(4,201,580)	$1,633,474
Net Loss	—	—	—	—	—	—	—	(113,156)	(113,156)
Balance - June 30, 2025	110,000	$110	163,724	$164	22,423,783	$22,424	$5,812,356	$(4,314,737)	$1,520,317
Net Loss	—	—	—	—	—	—	—	(93,979)	(93,979)
Conversion of Shares to Common	(110,000)	(110)	—	—	110,000	110	—	—	—
Balance September 30, 2025	—	$—	163,724	$164	22,533,783	$22,534	$5,812,356	$(4,408,715)	$1,426,338

The accompanying financial statements should be read in conjunction with the notes to the financial statements.

GLOBAL INDUSTRY PRODUCTS, CORP.
STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net Income (Loss)	$(342,060)	$(325,142)
Adjustments to reconcile Net Income (Loss) to net cash provided by operations:
Depreciation and amortization	32,004	41,754
Amortization of right-of-use assets	200,891	(853,736)
Changes in operating assets and liabilities
Accounts Receivables	107,434	54,244
Inventory	80,718	130,479
Deposits and other current assets	10,574	(22,222)
Accounts payables	26,006	211,509
Lease liabilities	(195,557)	650,900
Cash Generated From/(Used In) Operating Activities	$(79,990)	$(112,216)

Cash Flows From Investing Activities:
Purchases of equipment	(10,487)
Purchase of intangible assets		(15,715)
Cash Generated From/(Used In) Investing Activities	$(10,487)	$(15,715)

Cash Flows From Financing Activities:
Proceeds from issuance of shares	28,500	—
Repayment of loan - unrelated parties	(2,359)	(337)
Repayment of loan - related parties	(9,704)	—
Cash Generated From/(Used In) Financing Activities	$16,437	$(337)

Net (Decrease) Increase in Cash	(74,040)	(128,267)
Cash at Beginning of Year	160,357	339,139
Cash at End of Period	$86,317	$210,872

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4,613	$941
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Present value of initial lease liability and right-of-use asset	$638,705	$954,976

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

Concentration of business and credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash held by the Company in financial institutions may exceed the federally insured limit of $250,000 at certain times. As of September 30, 2026, the Company held cash and cash equivalents of $86,315. These funds are maintained with financial institutions of high credit quality, and the Company regularly monitors credit risk exposure.

No customer sales accounted for more than 16% for the three months ended September 30, 2026 and 15% for the year ended December 31, 2025.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred an accumulated deficit amounting to $(4,988,092) as of September 30, 2026, which includes net operating losses for the three months ended September 30, 2026, of $(78,514). Due to our negative accumulated net losses, there may exist substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to focus on expanding market reach, launching new product lines, and implementing targeted marketing initiatives to drive sales growth. Including a resent license agreement for the companies IP in the Europe and Asia marketplace is intended to mitigate the conditions that have raise substantial doubt about the entity’s ability to continue as a going concern.

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

	September 30, 2026	December 31, 2025
Inventory	$857,196	$937,918
Inventory Reserves	(255,163)	(255,166)
Net Inventory	$602,033	$682,751

NOTE 4. INTANGLIBLE ASSETS, NET

Definite-lived intangible assets, patents, and product development costs are included in intangible assets on the balance sheets and are amortized on a straight-line basis over their estimated lives, which approximates the pattern of expected economic benefit.

The weighted-average remaining amortization periods for intellectual property and product development assets were approximately 10.58 years and 2.35 years, respectively, as of September 30, 2026.

Amortization expense related to definite-lived intangible assets totaled approximately $12,103, for the nine months ended September 30, 2026, and $27,596 for the year ended December 31, 2025, which is included in depreciation and amortization in the consolidated statements of operations.

	Estimated Life	September 30, 2026	December 31, 2025
Intellectual Property	15	$272,825	$272,825
Product Development	5	158,829	158,829
		$431,654	$431,654
Accumulated amortization		(245,836)	(233,733)
Intangible Assets, net		$185,818	$197,921

Goodwill represents the excess of acquisition cost over the fair value of the net assets acquired and is subject to annual impairment assessment per ASC 350. The Company reviews goodwill annually in the fourth quarter for impairment or when circumstances indicate that the carrying value may exceed the fair value.

During the year ended December 31, 2025, the Company identified indicators of impairment related to its goodwill, including continued operating losses and updated cash flow projections for the reporting unit to which goodwill is assigned. As a result, the Company performed a quantitative impairment test and determined that the carrying amount of the reporting unit exceeded its estimated fair value. Accordingly, the Company recognized a goodwill impairment charge of $29,886 for the year ended December 31, 2025, which is included in operating expenses in the accompanying statement of operations. Following this impairment, the carrying amount of goodwill was $20,114 as of September 30, 2026.

	September 30, 2026	December 31, 2025
Goodwill	$50,000	$50,000
Impairment Assessment	(29,886)	(29,886)
Goodwill Asset, net	$20,114	$20,114

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

The Company recorded a depreciation expense for the nine months ended September 30, 2026, and the year ended December 31, 2025 in the amount of $20,244 and $27,045 respectively.

Property, plant and equipment, stated at cost, consisted of the following:

	Estimated Life	September 30, 2026	December 31, 2025
Leasehold improvements	5	$2,943	$2,943
Equipment & fixtures	5-7	73,767	72,763
Trucks and delivery vehicles	5	129,211	119,383
		$205,920	$195,089
Accumulated depreciation		(173,317)	(153,073)
Property and equipment, net		$32,603	$42,016

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

	For Nine Months Ended September 30,
	2026	2025
Net Income (Loss) computation of basic and diluted per common share:
Net loss attributable to common and common equivalent stockholders	$(342,060)	$(325,142)

Basic and diluted net income (loss) per share:
Basic and diluted net loss per common and common equivalent shares	$(0.015)	$(0.014)
Basic and diluted weighted average common and common equivalent shares outstanding	22,544,996	22,533,783

Potential dilutive securities that are not included in the calculations of diluted net loss per share because their effect is anti-dilutive are as follows as of December 31st (in common equivalent shares):

Outstanding Warrants	September 30, 2026	December 31, 2025
Warrants	2,738,605	2,738,605

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

Summary of Non-Cancellable Operating Leases:

Office and Warehouse Lease	September 30, 2026	December 31, 2025

Right-of-use asset, net	$612,898	$813,789

Current lease liabilities	304,854	296,003
Non-current lease liabilities	333,850	538,260
Total operating lease liabilities	$638,704	$834,263

Maturities of operating lease liabilities

The following table summarizes the undiscounted cash payments for operating leases as of September 30, 2026, and a reconciliation to the operating lease liabilities recognized in the balance sheet:

Nine months ending lease payments

Office and Warehouse Lease	September 30, 2026

2026	$76,214
2027	308,296
2028	266,634
Total undiscounted lease payments	$651,144
Less: Imputed interest	(12,440)
Present value of operating lease liabilities	$638,704

Equipment Leases

Related Party - Notes

On May 18, 2022, the Company entered into an agreement to borrow $66,557 at an interest rate of 9.95% from its CEO, Mr. Wright, to acquire a 2012 Freightliner truck for product deliveries. The agreement is an on-demand note. Mr. Wright is the recorded lienholder on the vehicle’s title and has received monthly payments in the amount of $1,989 with a remaining balance of $17 on September 30, 2026, and $26,847 on September 30, 2025. These amounts are included within notes payable – related party in the accompanying balance sheets. Interest expense recognized on the note was $243 and $1,347 for the nine months ended September 30, 2026, and 2025, respectively, and is included within interest expense in the statements of operations. The Company repaid principal of $9,703 to Mr. Wright during the nine months ended September 30, 2026, and $10,590 during the nine months ended September 30, 2025.

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

NOTE 10. STOCKHOLDERS’ EQUITY, UNPAID DIVIDENDS AND WARRANTS

The Company’s capitalization on September 30, 2026, and December 31, 2025, was 190,000,000 authorized common shares with a par value of $0.001 per share and 10,000,000 authorized preferred shares with a par value of $0.001 per share.

The Company’s Class “A” Convertible Preferred Shares have an accrued dividend payable of $106,838 and converted to an equal number of common shares upon filing a registration statement with the Securities and Exchange Commission.

The Company’s Class “F” Preferred Shares were available exclusively to current shareholders as a set with an equivalent number of common shares. The preferred shares are non-voting and will share, as a class, in 4% of the future gross profit generated from the company's Fitboxr and Smack-Out product lines until the total dividends paid to this class of shares reach $159,352. As of September 30, 2026 and December 31, 2025, the company holds an undeclared dividend liability amounting to $157,771, which represents the remaining dividends payable to shareholders of Class “F” Preferred Shares. Once commitments for the unpaid dividends associated with the Class “F” preferred shares are fulfilled, these preferred shares will be retired.

As of September 30, 2026, the Company had cumulative dividends for Class “A” Convertible Preferred 10.5% shares in the amount of $106,838 and cumulative of dividends of Class “F” Preferred Shares 4% in the amount of $1,006.

These dividends must be paid prior to any dividends being declared or paid to common shareholders. Under US GAAP, undeclared dividends on cumulative preferred stock are not recognized as a liability on the balance sheet because they are not legally owed until declared.

Dividends

	Undeclared Dividends	Undeclared Dividends
	September 30, 2026	December 31, 2025
Class “A” Convertible Preferred Shares 10.5%, Voting	$106,838	$106,838
Class “F” Preferred Shares 4%, Non-voting	$157,771	$157,771

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

NOTE 12. SUBSEQUENT EVENTS

On November 2, 2026, a board resolution was confirmed and passed to extend the expiration date of the outstanding 2,738,605 warrants as described in the above Note 10 above. The new expiration date of the warrants is October 30, 2027. In accordance with ASC 855-10, management has evaluated subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2026, we had an accumulated deficit totaling ($4,988,092). This raises substantial doubts about our ability to continue as a going concern.

Results of Operations

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025

During the three months ended September 30, 2026, we recognized total revenues of $526,855 compared to the prior period of $610,184. The $83,329 or 14% decrease is largely attributable to changes in customers’ purchasing habits.

Gross profit for the three months ended September 30, 2026 was $164,446 compared to $182,646 for the prior period. The $18,201 or 10% decrease is largely attributable to a sales decrease.

During the three months ended September 30, 2026, we recognized $244,730 in operating expenses compared to $277,149 for the prior period. The $32,419 or 12% increase was in large part attributable to reduced sales and costs thereof.

Other Income (Expense) for the three months ended September 30, 2026, was $1,770 compared to $524 for the three months ended September 30, 2025.  The $1,246 or 238% increase is due to the recapture of prior moving expense.

During the three months ended September 30, 2026, we recognized a net income (loss) of ($78,514) versus a loss of ($93,979) for the prior period. The $15,465 or 16% difference is mainly due to lower costs of legal fees for our registration.

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

During the nine months ended September 30, 2026, we recognized total revenues of $1,580,889 compared to the prior period of $2,250,438. The $669,552 or 30% decrease is largely attributable to changes in customers’ purchasing habits.

Gross profit for the nine months ended September 30, 2026 was $522,987 compared to $662,674 for the prior period. The $139,687 or 21% decrease is largely attributable to a sales decrease.

During the nine months ended September 30, 2026, we recognized $867,388 in operating expenses compared to $914,631 for the prior period. The $47,244 or 5% decrease was in large part attributable to reduced professional fees and costs thereof.

Other Income (Expense) for the nine months ended September 30, 2026, was $2,340 compared to ($73,185) for the nine months ended September 30, 2025.  The $75,525 or 103% decrease is due to the reduction of moving expenses.

During the nine months ended September 30, 2026, we recognized a net income (loss) of ($342,060) versus a loss of ($325,142) for the prior period. The $16,918 or 5% reduction is mainly due to lower seasonal sales activity and costs of audits for our registration.

Liquidity and Capital Resources

As of September 30, 2026, we had a working capital surplus of $423,961 and cash of $86,317, as compared to a working capital surplus of $719,558 and cash of $160,357 as of December 31, 2025. The working capital decrease is primarily due to increased expenses attributed to accounting and legal expenses, and a decrease in net accounts receivable during 2026.

During the nine months ended September 30, 2026, the Company generated ($79,990) of cash for operating activities as compared to ($112,216) of cash for operating activities used for the nine months ended September 30, 2025, which includes an increase in accounts payable of $26,006 in 2026 compared to $211,509 as of September 30, 2025, and a decrease in accounts receivable of $107,434 in as of September 30, 2026 compared to $54,244 as of September 30, 2025. Other changes in operating assets include a decrease in inventory of $80,718 and a decrease of other current assets of $10,574 as of September 30, 2026 compared to a decrease in inventory of $130,479 and an increase in deposits and other current assets of $22,222 as of September 30, 2025.

As of September 30, 2026, we had a lease liability of $638,704, a decrease of $195,557 as of September 30, 2026 resulting from payment of the company’s office and warehouse space located at 7770 Dean Martin Dr., Las Vegas, NV 89139.

Cash flows used in investing activities is $10,487 used to acquire depreciable equipment and $15,715 used to acquire intangible assets, for the nine months ended September 30, 2026 and 2025, respectively. This was a decrease in cash caused by investing activities of $10,487 for the nine months ended September 30, 2026 and $15,715 for the nine months ended September 30, 2025.

Cash flows from financing activities were $16,437 and ($337) as of September 30, 2026 and 2025, respectively. The increase was due to the sale of 150,000 common shares to current shareholders resulting to $28,500 proceeds from issuance of the shares and decreases are due to related parties’ repayment of loan of $9,704 and a decrease of loan to unrelated parties of $2,359.

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

Concentration of business and credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash held by the Company in financial institutions may exceed the federally insured limit of $250,000 at certain times. As of September 30, 2026, the Company held cash and cash equivalents of $86,317. These funds are maintained with financial institutions of high credit quality, and the Company regularly monitors credit risk exposure.

No customer sales accounted for more than 13.1% for the nine months ended September 30, 2026 and 15% for the year ended December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

GLOBAL INDUSTRY PRODUCTS, CORP.
(Registrant)

Dated: November 13, 2026	By:	/s/ Chester I. Wright, III
Chester I. Wright, III
(Chief Executive Officer, Principal Executive Officer)

Dated: November 13, 2026	By:	/s/ Chester I. Wright, III
Chester I. Wright, III
(Chief Financial Officer, Principal Accounting Officer)

